Form 10KSB
period 1995-12-31
WASATCH PHARMACEUTICAL INC
filed 1996-07-16
CIK 37848

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X  ]    ANNUAL  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
  For the fiscal year ended:    December 31, 1995

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ________ to _______________

                   Commission File No: 2-35700

     Wasatch Pharmaceutical, Inc. (formerly Ceron Resources
                          Corporation)
       (Exact name of registrant as specified in charter)

                  Utah                        84-0854009
State or other jurisdiction of         (I.R.S. Employer I.D. No.)
incorporation or organization

714 East 7200 South, Midvale, Utah                       84047
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code    (801)  566-9688

   Securities registered pursuant to section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
        None                            N/A

   Securities registered pursuant to section 12(g) of the Act:
                                  None
                           (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [ ] No [X ] and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State  issuer's  revenues  for its most  recent  fiscal  year:
$225,041

At May 28, 1996, the aggregate market value of the voting stock held by non-affiliates was $0, because there is currently no established trading market for the Issuer's voting stock.

As  of  May 28, 1996, registrant had 18,239,256 shares of  Common
Stock issued and outstanding.

<Page 1>

               (Cover page continued on next page)

               DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                        EXPLANATORY NOTE

  On December 29, 1995, the Registrant acquired all of the issued and outstanding shares of Medisys Research Group, Inc., a Utah corporation, through the issuance of shares of Common Stock of the Registrant. Thereafter, on January 16, 1996, the Registrant merged with and into Wasatch Pharmaceutical, Inc., a Utah corporation, wherein Wasatch Pharmaceutical, Inc. became the surviving corporation. The merger was performed for the purpose of changing the domicile of the Registrant from Delaware to Utah, effecting a name change to Wasatch Pharmaceutical, Inc., and changing the par value of the Common Stock from $0.01 per share to $0.001 per share.

   In addition, the Registrant has changed its fiscal year end to December 31.
<Page 2>


                        TABLE OF CONTENT




PART 1                                                              Page
- ------                                                              ----

ITEM 1.                                   DESCRIPTION OF BUSINESS     4

ITEM 2.                                 DESCRIPTION OF PROPERTIES     5

ITEM 3.                                         LEGAL PROCEEDINGS     5

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     5

PART II
- -------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  5

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION 6

ITEM 7.     FINANCIAL STATEMENTS                                      7

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                    7

PART III
- --------

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,  AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
            OF THE EXCHANGE ACT                                       8

ITEM 10.    EXECUTIVE COMPENSATION                                    9

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                           11

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           12

PART IV
- -------

ITEM 13.    FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K   12
<Page 3>


                ITEM I. DESCRIPTION OF BUSINESS



History and Organization

   The Company was organized under the laws of the State of Utah as Ceron Oil Company on March 25, 1980. In a series of transactions completed on February 6, 1981, the Company acquired, merged with and became successor to Folio One Productions, Ltd. ("Folio"), a publicly held, inactive Delaware Corporation, the name of which was changed to Ceron Resources Corporation.

   Since the Company's inception and until its acquisition of Medisys Research Group, Inc. on December 29, 1995, the Company's revenue, operating profit or loss, and identifiable assets have been attributable to only one industry segment, the oil and gas industry. During December, 1985, the two oil and gas wells the Company had an interest in were plugged and abandoned due to the depletion of reserves and economic conditions in the industry. Since that time, the business activity of the company, including the acquisition, development and promotion of oil and gas properties, have been conducted on a limited scale with primary emphasis on maintaining assets held by the Company. Since December, 1985, the Company's principal resources have been the sublease income from its office spaces, interest, and de minims film royalties.

  On December 29, 1995, the Issuer acquired all of the issued and outstanding shares of Medisys Research Group, Inc., a Utah corporation ("Medisys"), through the issuance of shares of Common Stock of the Issuer. Thereafter, on January 16, 1996, the Issuer merged with and into Wasatch Pharmaceutical, Inc., a Utah corporation ("Wasatch"), wherein Wasatch became the surviving corporation. The merger was performed for the purpose of changing the domicile of the Registrant from Delaware to Utah, effecting a name change to Wasatch Pharmaceutical, Inc. and changing the par value to $0.001.

   Medisys is a research company in the field of Dermatology and was incorporated in Utah in September, 1989. Prior research was conducted primarily by Gary V. Heesch (currently President and CEO of Wasatch) through a predecessor company called Dermacare Pharmaceutical, Inc. ("Dermacare") beginning in the early 1980's. A substantial portion of Medisys's research has been devoted to developing the "Skin Fresh Methodology" for the treatment of acne, eczema, psoriasis, contact dermatitis, seborrhea, and other less serious skin disorders. The treatment program avoids the use of prescription drugs taken internally and includes a regimen and the topical application of FDA approved antibiotics. Clinical studies were conducted in 1983 and 1985 using the Skin Fresh Technology with very favorable results. In 1989, Dermacare discontinued its operations and all of the rights to the technology were assigned to Medisys in exchange for a 5% royalty on product sales being paid to the former shareholders of Dermacare.

   In addition, Medisys has developed a family of products, including cleansers, astringents, and lotions that are sold as part of the treatment regimen. These products are manufactured in an FDA approved laboratory located in California. In connection with the sale of its products, Medisys may offer other skin care products such as soaps and cosmetics.

   Through clinical studies and test marketing at doctors' offices, the management of Medisys determined that optimum commercialization of the treatments could be accomplished only in a uniform and consistent clinical environment as opposed to the sale of the active prescription drug through pharmacies. Further, management of Medisys believes that for its skin care treatment to be successful (i.e., total or near total clearing of acne or eczema condition), the treatments must be used under a prescribed topical maintenance regimen. For this reason, Medisys created a wholly-owned subsidiary, American Institute of Skin Care, Inc. ("AISC"), for the purpose of operating medical skin care clinics. AISC set up three prototype clinics to begin treating patients, to train a staff of medical and support personnel, and to develop administrative procedures. The first clinic was established in Salt Lake City, Utah in February, 1994. The second clinic was established in Pocatello, Idaho in August, 1994, and a third clinic established in Provo, Utah in November, 1994. Hundreds of patients were treated in these three clinics through 1995 while medical and administrative procedures were finalized. During this prototype clinic stage, a limited amount of advertising was conducted by each clinic to experiment with different advertising media. A national advertising company supervised these experiments and used the test results to develop a comprehensive advertising and public relations plan to launch with each new medical skin care clinic.

   Having completed the purposes for establishing the prototype clinics, and in an effort to reduce costs during the developmental stage, AISC closed its Pocatello, Idaho clinic in February, 1996 and reduced its Provo, Utah clinic operation to two days per week in March 1996. Wasatch now intends to launch its advertising campaign and to set up additional skin care clinics. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")
<Page 4>



               ITEM 2.  DESCRIPTION OF PROPERTIES




   The Company's administrative and clinical offices are located at 714 East 7200 South, Midvale, Utah, and consists of 1,800 square feet. The Company leases this space from an unrelated third party for $1,889 per month. The term of the lease is 12 months, of which there are 4 months remaining. In addition, the Company operates a part-time clinic at 777 North 500 West #206, Provo, Utah, consisting of 1,000 square feet. The Company leases this space from an unrelated third party for $650 per month. The term of the lease is 12 months, of which there are 6 months remaining.




                   ITEM 3.  LEGAL PROCEEDINGS




  None.




 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS




  None.



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS




   At the present time, there is no public market for the Company's common stock and there is no assurance that a public market will develop. The last known closing bid price was $0.05 on May 23, 1986, as reported by Wilson-Davis & Company of Salt Lake City, Utah. The Company will attempt to obtain a principal market maker to include the Company's common stock from quotation in the over-the-counter market on the NASD's OTC Bulletin Board.

  Fiscal Year Ended December 31, 1993               High Bid            Low Bid
  -----------------------------------               --------            -------
  First, Second, Third and Fourth Quarter              N/A                 N/A

  Fiscal Year Ended December 31, 1994               High Bid            Low Bid
  -----------------------------------               --------            -------
  First, Second, Third and Fourth Quarter              N/A                 N/A

  Fiscal Year Ended December 31, 1995               High Bid            Low Bid
  -----------------------------------               --------            -------
  First, Second, Third, and Fourth Quarter             N/A                 N/A

   There were approximately 430 record holders of the Company's Common Stock on May 28, 1996, as reported by the Company's transfer agent. No dividends have been paid on the Company's stock to date. The Company's preferred stock is not publicly traded.
<Page 5>

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Overview

   At this time, the operation of Wasatch consists of the operation of its two wholly owned subsidiaries, Medisys Research
Group, Inc. ("Medisys") and American Institute of Skin Care, Inc.
("AISC").

   Medisys owns all the rights to the technology developed by Mr. Heesch through Dermacare and Medisys and has licensed AISC to operate clinics and sell products that relate to this technology and any future technology developed by Medisys. The technology has been used in prototype clinics for the past two years and has proven to be effective in its present form without additional development. Currently, other research and development has been limited due to limited financial resources. However, as funds become available, Medisys will conduct additional research in the field of dermatology and other related medical fields, and will market its technology and products through AISC clinics and other marketing channels. Although the Company may choose to market its technology through licencing agreements, Medisys is not actively promoting the licensing of its technology.

   AISC currently operates a full time clinic in Salt Lake City, Utah and a part-time clinic in Provo, Utah. As funds are available for expansion of its clinical operations, AISC plans to open and operate medical skin care clinics across the country using the "Skin Fresh Methodology". These company owned clinics, which are patterned after the prototype clinics, would be established in large metropolitan areas under the supervision of a licensed physician. Because the treatment approach to these common skin problems is mainly topical and doesn't rely on hard prescription drugs taken internally, medical assistants are used for most of the treatment follow-up. Physicians are used when it is medically necessary.

   The market in the United States for those suffering from these common skin disorders is substantial, accounting for over 70% of the patients that seek medical treatment from dermatologists. In addition, a much larger market has opened up with the recent development of a skin rejuvenation treatment program that can be administered through the skin care clinics. The Company believes the key to successful clinic operation and to introduce the Skin Fresh Technology into the market place is an aggressive advertising and public relation campaign which includes a physician referral program, working closely with HMO's and insurance companies to become a preferred provider, and various media advertising. A national advertising agency has developed a comprehensive marketing and advertising campaign for the Company which will be launched as funding becomes available.

  At the present time and for the foreseeable future, the primary
source   of  revenue  and  profits  will  come  from  the  clinic
operations of AISC.

Revenues

   The purpose of the development stage was to establish medical and administrative procedures. During this period, revenues from operations have been limited because substantial funds have not been available to the Company to launch a major advertising and public relations campaign to promote the Skin Fresh Methodology.

   Revenues from clinic operations consist of professional fees charged for the services of the physician and trained medical assistants and product sales from the sale of products through the clinics. During the first year of operation in 1994, combined revenues were approximately $115,000. Because of a second and third clinic opening in the second half of 1994, revenues for fiscal year 1995 increased to $225,000, with two-thirds of the revenue coming from product sales. With the closing down of the Pocatello clinic in March, 1996 and a minimal amount of money being spent on advertising, revenue from the existing two clinics is not expected to increase during the first half of fiscal year 1996. However, as funds become available to launch the marketing campaign and to open up additional clinics during the second half of fiscal year 1996, revenues from professional fees and product sales should increase following a two to three month ramp up period for each new clinic.

Expenses

   The company is currently operating at a loss because of the startup expenses, the training of the support staff and the minimal amount of money being spent on marketing. The Company had a combined operating loss of $816,444 for the past two fiscal years due to the costs of start-up and from operating the three prototype clinics. The report of the Company auditor contains a going concern modification as to the ability of the Company to continue operations. Fixed monthly expenses to operate the clinics and the support staff of Wasatch amount to approximately $42,000 per month. Without additional funding from equity or debt sources, of which there can be no assurance that additional funds will be received, there is substantial doubt as to the Company's ability to satisfy its current obligations and continue in business.
<Page 6>

Plan of Operations

   The results of operations during the first two years of operating the prototype clinics are not indicative of future operating results because the purpose of the prototype clinics was to establish operational procedures and the Company did not have the funding available to launch the appropriate related advertising and marking campaign necessary properly promote the Company's technology. Working capital requirements for the past two years were financed through loans from private individuals. In order to continue operating the prototype clinics and pay the staff of the Company, additional funding will be needed until revenues from professional fees and the sale of product increase to the point to covering such costs. The Company currently is operating at a loss of approximately $30,000 per month and expects to continue operating at such a loss. Additional funds from either debt or equity sources will be required by the Company to meet the Company's current and ongoing obligations. In April 1996, the Company entered into a contract with an insurance company intended to provide the Company with working capital over the next two years, beginning in August 1996. In addition, the Company is seeking other funding sources including debt financing. However, with over $900,000 in current liabilities and only $48,000 in assets, there is little, if any, assurance that debt financing can be obtained, and if obtain, would require the personal guarantees of the Company's officers and directors or other persons.

  If the Company can obtain additional funding, the Company plans to open four additional clinics in strategic metropolitan areas and to begin a related advertising and marketing campaign to support the new clinics and the two clinics currently in operation. The Company's goal would be to expand clinical operations to other locations once the six clinics were operating profitability. The Company estimates that it will need approximately $500,000 to establish the four additional clinics and to launch the related marketing campaign. The Company will, for the time being, be dependent on the contract from the insurance company to fund the expansion of the its clinical operations. If the Company's contract with the insurance company does not produce the anticipated revenue, the Company will not have sufficient funds to carry out its plan without looking to other sources for funding.



                 ITEM 7.  FINANCIAL STATEMENTS




    The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.




   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE




   The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.
<Page 7>

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT




   The following table sets forth as of May 28, 1996, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

  Name                Age            Position          Director or Officer Since
  ----                ---            --------          -------------------------

Gary  V.  Heesch       59      President &  Director        December 29, 1995

David K. Giles         50      C.F.O., V.P & Secretary      December 29, 1995

Craig Heesch           58             Director              December 29, 1995

Jack D. Brotherson     57             Director              December 29, 1995

Robert Arbon, M.D.     59             Director              December 29, 1995


   Set forth below is the biographical information on each of the board of directors:

Gary V. Heesch. Mr. Heesch has been a director of Medisys Research Group, Inc. since its incorporation in 1989 and its president since January, 1993. Since 1983, Mr. Heesch has developed technology in the field of Dermatology resulting in medical therapies directed at the treatment of acne, eczema and other common skin disorders.

David K. Giles, MBA. Mr. Giles has been a consultant with Medisys since 1993 and a vice president and secretary/treasurer of Medisys since June, 1994. Prior to coming to Medisys, Mr. Giles worked from 1981 to 1993 for EFI Electronics Corporation, Salt Lake City, Utah, a Utah public corporation [NASDAQ: EFIC], serving for most of that time as CFO and Vice President of Finance and Administration. Mr. Giles received his BS degree from the University of Utah (1970) and an MBA from the University of Utah (1971).

Craig Heesch. Mr. Heesch has been a director of Medisys since 1989. Since 1975, Mr. Heesch has been a senior partner at CV Associates, Vancouver, Washington, a technical consulting firm assisting in the development of technologies for disposition into the marketplace.

Jack D. Brotherson, Ph.D. Dr. Brotherson has been a director of Medisys since 1991 and has worked full time for Brigham Young University , Provo, Utah since 1969. Dr. Brotherson is currently a professor of Resource Management in the Department of Botany and Range Sciences, having earned several degrees including a BS from B.Y.U. (1964), a MS from Iowa State University (1967), and a Ph. D. from Iowa State University (1969).

Robert Arbon, M.D. Dr. Arbon has been a director of Medisys since 1991. Dr. Arbon is an ear, nose and throat specialist, and has for in excess of the past five years been practicing in Provo, Utah. Dr. Arbon received his BS degree from the University of Utah (1961) and M.D. from the University of Utah, College of Medicine (1964).

   Each director of the company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

   Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

   (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing.

  (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses):
<Page 8>

   (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or otherwise limiting, the following activities:

        (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

       (ii) engaging in any type of business practice; or

        (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

   (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

   (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

   (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

  Compliance with Section 16(a) of the Exchange Act

   The  Company  is not subject to section 16(a) of the  Exchange
Act.




                ITEM 10.  EXECUTIVE COMPENSATION



Summary Compensation Table

   The following table set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1995, the end of the Company's last completed fiscal year):

                                          Long Term
                                         Compensation
                                         ------------
                          Annual Compensation    Awards           Payouts
                          -------------------    ------           -------
Name and Principal
- ------------------                               Restricted
Position                     Bonus  Other Annual  Stock      Options/    LTIP   All Other
                Year  Salary  ($)   Compensation  Awards       SARs     Payout  Compensation
                ----  ------ -----  ------------ ----------  --------   ------  ------------

Doyle Huber     1995   -0-    -0-       -0-         -0-         -0-       -0-     -0-
President       1994   -0-    -0-       -0-         -0-         -0-       -0-     -0-
and CEO         1993   -0-    -0-       -0-         -0-         -0-       -0-     -0-

Gary V. Heesch
President
and CEO         1995   -0-    -0-      $36,595      -0-         -0-       -0-     -0-
[Medisys
Research Group]

<Page 9>

   It is anticipated that Mr. Heesch will receive a annual compensation of approximately $75,000 for fiscal year 1996.

Employment Contracts and Termination of Employment and Changes in
Control Arrangements

   The Company does not have employment contracts with any of its officers and there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

Board Compensation

   The Company may, from time to time, retain certain of its directors to provide consulting or other professional services to the Company at standard industry rates or enter into transactions in which non-salaried directors receive compensation as sellers, brokers, or is some other capacity. Any decision to retain such individuals or to enter into such transaction will be subject to the approval of a majority of the disinterested directors.

   The Company's directors do not receive a payment for each meeting of the board of directors which they attend. However, all directors are entitled to be reimbursed for travel and other expenses incurred in connection with attendance at such meetings. During the year ended December 31, 1995, no directors' fees or cost reimbursement were paid.

<Page 10>


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MAN
AGEMENT



   The following tables set forth as of May 28, 1996, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own
beneficially,  more  than  5%  of  the  18,239,256   issued   and
outstanding shares of the Company's Common Stock, and the shareholdings of the officers and directors of the Company and its principal subsidiaries.

Security Ownership of Certain Beneficial Owners


Title of                                 Amount and Nature of
 Class          Name of Beneficial       Beneficial Ownership (1)    Percent
- --------        ------------------       ------------------------    -------
                Owner
                -----

Common          Gary V. Heesch                 2,396,682              13.1
                1614 East 5600 South
                SLC UT 84121

                Craig Heesch                   1,581,818               8.7
                3201 S.E. Balboa Dr.
                Vancouver WA 98684

                Dan B. Roberts                 1,000,000               5.5
                3355 N. University, #250
                Provo UT 84604



Security Ownership of Officers and Directors of the Company and Principal Subsidary


  Title of                               Amount of Nature of
   Class        Name of Beneficial       Beneficial Ownership (1)     Percent
   -------      ------------------       ------------------------     -------
                  Owner
                  -----

  Common        Gary V. Heesch,             D            2,396,682      13.1
                Pres., CEO, and
                Director <2>

  Common        Craig Heesch, Director      D            1,581,818       8.7

  Common        David K. Giles, V.P.,
                Secretary                   D              800,000       4.4

  Common        Robert Arbon, Director      D              300,000       1.6

  Common        Jack Brotherson, Director   D              200,000       1.1

  Common        Dan B. Roberts <3>          D            1,000,000       5.5
                                                         ---------       ---
                All Officers and Director
                Directors as a Group (6)
                Total Beneficial Ownership  D            6,278,500      34.4
                                                         =========      ====



(1)    Indirect and direct ownership are referenced by an "I"  or
"D",   respectively.   All  shares  owned  directly   are   owned
beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Includes 1,199,500 held in trust for the benefit of the children of Gary V. Heesch and 100,000 shares held in trust for the benefit of Carol Lee Poulton, all of which are deemed to be controlled by Mr. Heesch.

(3)     Resigned from the board of directors, effective  December
31, 1995.

<Page 11>



    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  None.




ITEM 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K




(a)(1) Financial Statements.   The following financial statements
are included in this report.

Title of Document                                                        Page
- -----------------                                                        ----

Report of Jones, Jensen & Company, Certified Public Accountants            15

Consolidated Balance Sheets as of December 31, 1995 and 1994               17

Consolidated  Statements  of  Operations  for  the  years   ended

December 31, 1995, 1994, and 1993, and from inception (March 25, 1980)
through December 31, 1995                                                  19

Consolidated Statements of Stockholders Equity (Deficit)  through
December 31, 1995                                                          21

Consolidated  Statements  of  Cash  Flows  for  the  years  ended

December 31, 1995, 1994 and 1993, and from inception (March 25, 1980)
through December 31, 1995                                                  23

Notes to Consolidated Financial Statements                                 25


(a)(2)  Financial Statement Schedules.   The following  financial
statement schedules are included as part of this report:

  None.


<Page 12>


(a)(3) Exhibits.   The following exhibits are included as part of
this report:


            SEC
            ---

Exhibit   Reference
Number     Number    Title of Document                         Location
- -------   ---------  -----------------                         --------

Item 2  Plan of Acquisition, Reorganization, etc.
- -------------------------------------------------

  2.01       2    Acquisition Agreement between Ceron
                  Subsidiary, Inc. and Medisys Research
                  Group, Inc., a Utah corporation            Incorporated
                                                             by reference(2)

Item 3  Articles of Incorporation and Bylaws
- --------------------------------------------

 3.01        3    Articles of Incorporation of Ceron
                  Resources Corporation                     Incorporated
                                                            by reference*

 3.02        3    Bylaws of Wasatch Pharmaceutical, Inc.
                                                             This filing

 3.03        3   Articles of Amendment to the Articles of
                 Incorporation                               Incorporated
                                                             by reference*
 3.04        3   Articles of Incorporation of Wasatch
                 Pharmaceutical, Inc.                        This filing

 3.05        3   Certificate/Articles  of  Merger  of
                 Ceron Subsidiary, Inc. and Medisys
                 Research Group, Inc.                        Incorporated
                                                             by reference(2)
 3.06        3   Certificate/Articles  of  Merger  of  Ceron
                 Resources Corporation, with and into
                 Wasatch Pharmaceutical, Inc.                   This filing

Item  4   Instruments Defining the Rights of Security Holders
- -------------------------------------------------------------

   4.01   4   Designation  of  Rights,  Privileges, and
              Preferences of Series A Preferred Stock of
              Wasatch Pharmaceutical, Inc.                    This filing

Item 10              Material Contracts
- ---------------------------------------

10.01     5   Lindberg-Hammar Associates, Inc. Agreement,
              dated April 15, 1996                            This filing

10.02     6   Schmidt/Westerdahl Group, Ltd. Agreement
              for Professional Services                       This Filing


* Incorporated by reference from the Company's registration statement on form S-1 filed with the Commission, SEC file no. 2-35700.

(2) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on January 16, 1996.

(b)    Reports on form 8-K
       -------------------

  None.
<Page 13>

                           SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated:

Date:     July    12,   1996                     WASATCH PHARMACEUTICAL, INC.


                             By   /s/  Gary  V.  Heesch
                             --------------------------
                             Gary V. Heesch, President and
                             Chief Executive Officer


Date:   July  12, 1996       By   /s/  David  K. Giles
                             -------------------------
                             David K. Giles, Secretary
                             and Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:   July  12, 1996        By /s/  Gary  V. Heesch
                              -----------------------
                              Gary V. Heesch, Director


Date:                         By
                              ------------------------
                              Craig Heesch, Director


Date:   July  12, 1996        By /s/  Jack  D. Brotherson
                              ---------------------------
                              Jack   D.   Brotherson, Director


Date:   July  12, 1996        By  /s/  Robert Arbon, M.D.
                              ---------------------------
                              Robert   Arbon,   M.D., Director

<Page 14>




                  INDEPENDENT AUDITORS' REPORT

The Board of Directors
Wasatch Pharmaceutical, Inc.
(Formerly Ceron Resources Corporation)
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation) (a development stage company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1995, 1994 and 1993 and from inception on March 25, 1980 through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not observe the physical inventory (stated at $15,564) taken as of December 31, 1994, since that date was prior to our initial engagement as auditors for the Company, and the Company's records do not permit adequate retroactive tests of inventory quantities.

In our opinion except for the effects of such adjustments, if any, as might have been determined to be necessary in the consolidated balance sheet as of December 31, 1994 and the consolidated statements of income, stockholders' equity (deficit) and cash flows had we been able to observe the physical inventory taken as of December 31, 1994, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation) (a development stage company) as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 and from inception on March 25, 1980 through December 31, 1995 in conformity with generally accepted accounting principles.

<Page 15>

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
May 14, 1996
<Page 16>


                  WASATCH PHARMACEUTICAL, INC.
             (Formerly Ceron Resources Corporation)
                 (A Development Stage Company)
                  Consolidated Balance Sheets

                             ASSETS


                                                           December 31,
                                                        --------------------
                                                        1995            1994
CURRENT ASSETS                                          ----            ----

  Cash                                                 $ 777        $ 34,968
  Accounts receivable trade                            2,081           3,042
  Accounts receivable stockholder (Note 2)               500             500
  Inventory (Note 1)                                   9,374          15,564
  Prepaid expenses                                       600             925
                                                         ---             ---
     Total Current Assets                             13,332          54,999
                                                      ------          ------

PROPERTY AND EQUIPMENT - Net (Note 1)                 34,456          34,503
                                                      ------          ------

OTHER ASSETS

  Deposits                                               266           1,334
                                                         ---           -----
       TOTAL ASSETS                                $  48,054       $  90,836
                                                      ======          ======
<Page 17>

                  WASATCH PHARMACEUTICAL, INC.
             (Formerly Ceron Resources Corporation)
                 (A Development Stage Company)
            Consolidated Balance Sheets (Continued)

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          December 31,
                                                         ---------------
                                                         1995        1994
                                                         ----        ----
CURRENT LIABILITIES

  Cash overdraft                                    $  26,963   $      89
  Accounts payable trade                              112,628      57,596
  Accounts payable related party (Note 2)              12,500       7,500
  Royalties payable (Note 3)                            7,773       4,659
  Accrued interest                                     90,306      36,663
  Accrued payroll taxes                                29,911           -
  Current portion of notes payable (Note 4)           649,640     318,692
                                                      -------     -------
     Total Current Liabilities                        929,721     425,199
                                                      -------     -------
LONG-TERM LIABILITIES

  Notes payable - less current portion (Note 4)             -     100,000
                                                      -------     -------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.05 par value, 1,000,000
   shares authorized, 49,258 shares issued
   and outstanding                                      2,463           -
  Common stock, $0.001 par value 50,000,000
    shares authorized, 12,089,256 and -0- shares
    issued and outstanding, respectively               12,089           -
  Common stock, no par value, 10,000,000 shares
    authorized, -0- and 9,475,000 shares issued and
    outstanding, respectively                               -     194,652
  Additional paid-in capital                          184,051           -
  Deficit accumulated during the development stage (1,080,270)   (629,015)
                                                   -----------   ---------
     Total Stockholders' Equity (Deficit)            (881,667)   (434,363)
                                                     ---------   ---------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                $  48,054   $  90,836
                                                   ===========  ==========

<Page 18>

                  WASATCH PHARMACEUTICAL, INC.
             (Formerly Ceron Resources Corporation)
                 (A Development Stage Company)
             Consolidated Statements of Operations

                                                               From Inception
                                                               on March 25,
                            For the Years Ended                1980 Through
                                December 31,                   December 31,
                          ----------------------------------   ---------------
                             1995            1994         1993         1995
                             ----            ----         ----         ----
REVENUES

  Professional fee income    $69,251        $45,086      $ -         $114,337
  Product sales              155,790         67,573        -          223,363
                             -------         ------       ----        -------
     Total Revenues          225,041        112,659        -          337,700
                             -------        -------       ----        -------
COST OF GOODS SOLD            17,664         12,558        -           30,222
                             -------        -------       ----        -------
     Gross Profit on Sales   207,377        100,101        -          307,478
                             -------        -------       ----        -------

OPERATING EXPENSES

  Salaries                    83,663            300        -           83,963
  Payroll taxes                8,700              -        -            8,700
  Advertising                 86,250         80,923   10,663          185,068
  Professional medical
  services                    77,893         30,375        -          108,268
  Legal and accounting         2,910          8,613   33,620          129,223
  Rent                        34,629         24,695        -           59,324
  Depreciation                 7,499          2,890        -           10,389
  Employee leasing           113,347        105,398        -          218,745
  Consulting fees            107,035        112,540   24,000          273,575
  General and administrative  73,447         73,778   18,490          165,931
                             -------        -------   ------          -------
     Total Operating
      Expenses               595,373        439,512   86,773        1,243,186

INCOME (LOSS) BEFORE OTHER
  INCOME (EXPENSE) AND PROVISION
  FOR INCOME TAXES          (387,996)      (339,411) (86,773)        (935,708)

OTHER INCOME (EXPENSES)

  Royalty income                   -            430    1,892            2,322
  Interest income                 63              -        -               63
  Royalty expense             (7,832)        (5,470)    (100)         (13,401)
  Interest expense           (55,490)       (20,738)  (7,950)         (94,132)
  Loss on disposition of assets   -               -        -          (39,414)
                             --------       --------   ------         --------
     Total Other Expenses   $(63,259)      $(25,778) $(6,158)       $(144,562)

<Page 29>

                  WASATCH PHARMACEUTICAL, INC.
             (Formerly Ceron Resources Corporation)
                 (A Development Stage Company)
             Consolidated Statements of Operations

                                                              From Inception
                                                               on March 25,
                               For the Years Ended              1980 Through
                                    December 31,                December 31,
                                  -------------------            ---------------
                                  1995       1994       1993           1995
                                  ----       ----       ----           ----
INCOME (LOSS) BEFORE
  PROVISION FOR
  INCOME TAXES              $(451,255)  $ (365,189)  $(92,931)    $(1,080,270)

  Provision for income
  taxes (Note 1)                    -            -          -               -
                             ---------    --------     -------     -----------
NET INCOME (LOSS)           $(451,255)  $ (365,189) $ (92,931)    $(1,080,270)
                             =========    ========     =======     ===========
NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK             $ (0.05)  $    (0.04) $   (0.01)    $     (0.11)
                                ======       ======     ======          ======

<Page 20>


                     WASATCH PHARMACEUTICAL, INC.
                (Formerly Ceron Resources Corporation)
                    (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit)


                                                                             Deficit
                                                                                   Accumulated
                                                                       Additional  During the
                               Preferred Stock      Common Stock       Paid-in     Development
                               ---------------      ------------       Capital        Stage
                              Shares     Amount    Shares   Amount
                              ------     ------    ------   ------    ----------   ------------
Balance,
 September 7, 1989                 -         $-          -       $-           $-             $-

Stock issued at inception
  at approximately $0.0005
  to the Company's founders
  for services rendered            -          - 10,000,000    5,334            -              -

Contribution of capital by a
  shareholder                      -          -          -   23,509            -              -

Net loss from inception
  through December
  31, 1992                         -          -          -        -            -       (170,895)
                         ----------- ---------- ---------- --------- -----------       ----------
Balance, December 31, 1992         -          - 10,000,000   28,843            -       (170,895)

Contribution of capital by
  a shareholder                    -          -          -   20,000            -              -

Net loss for the year ended
  December 31, 1993                -          -          -        -            -        (92,931)
                          ----------  ---------  --------- --------  -----------        ---------
Balance, December 31, 1993         -          - 10,000,000   48,843            -       (263,826)

Common stock issued in
 payment of loan fees at
 $0.005 per share in
 December, 1994                    -          -     75,000      375            -              -

Capital contributed by
 a shareholder                     -          -          -  170,434            -              -

Redemption and cancellation
 of common stock for cash
 and note payable                  -          -   (600,000) (25,000)           -              -

Net loss for the year ended
  December 31, 1994                -          -          -        -            -       (365,189)
                         ----------- ---------- ---------- -------- ------------      -----------
Balance, December 31, 1994         -        $ -  9,475,000 $194,652           $-      $(629,015 )
                         ----------- ---------- ---------- -------- ------------      -----------

<Page 21>


                     WASATCH PHARMACEUTICAL, INC.
                (Formerly Ceron Resources Corporation)
                    (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                           Deficit
                                                                                        Accumulated
                                                                         Additional       During the
                      Preferred Stock            Common Stock             Paid-in        Development
                  Shares         Amount      Shares         Amount        Capital           Stage
                  ------         ------      ------         ------        ---------     ------------

Balance, December
31, 1994               -            $ -   9,475,000       $194,652               $-      $ (629,015)

Stock issued at
$0.005 per share
for services rendered
during 1995            -              -     550,000         2,767                 -               -

Common stock
issued at
$0.005 per share
in payment of loan
fees in
November 1995          -              -     287,216         1,419                 -               -

Capital contributed
by a shareholder       -              -           -         1,000                 -               -

Stock issued and
exchanged per merger
agreement between
Medisys Research
Group, Inc. and
Wasatch
Pharmaceutical    49,258          2,463   1,777,040      (187,749)          184,051               -

Net loss for
the year ended
December 31, 1995      -              -           -             -                 -        (451,255)
                  ------       --------  ----------       -------          --------     ------------
Balance, December
31, 1995          49,258        $ 2,463  12,089,256       $12,089          $184,051     $(1,080,270)
                  ======        =======  ==========       =======          ========     ============

<Page 22>

                         WASATCH PHARMACEUTICAL, INC.
                  (Formerly Ceron Resources Corporation)
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows

                                                                       From Inception
                                                                       on March 25,
                                         For the Years Ended           1980 Through
                                            December 31,               December 31,
                               1995              1994         1993         1995
                               ----              ----         ----     --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES


  Net Income (Loss)       $(451,255)        $(365,189)    $ (92,931)    $ (1,080,270)

Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Provided (Used) by Operating
  Activities
   Depreciation               7,861            2,888             -            10,749
   Expenses paid with
     common stock             4,186              375             -             5,709
   Expenses paid by
     shareholder              1,000            5,900             -            46,738
   (Increase) decrease
     in receivables             961           (3,042)            -            (2,081)
   (Increase) decrease
     in inventory             6,190          (15,564)            -            (9,374)
   (Increase) decrease
     in prepaids                325             (925)            -              (600)
   (Increase) decrease
     in deposits              1,068           (1,334)            -              (266)
   Increase (decrease)
     in cash overdraft       26,874               89             -            26,963
   Increase (decrease)
     in accounts payable     58,797           22,710        63,221           116,393
   Increase (decrease)
     in accrued payables     33,025            4,659             -            37,684
   Increase (decrease)
     in accrued interest     53,109           18,759         7,950            89,772
                             ------           ------         -----           -------
     Net Cash Provided
     (Used) by Operating
     Activities            (257,859)        (330,674)      (21,760)         (758,583)
                           ---------        ---------      --------         ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES

  Purchase of fixed assets   (7,814)         (17,391)             -          (25,205)
                           ---------         ---------      -------         ---------
     Net Cash Provided
     (Used) by Investing
     Activities             $(7,814)     $   (17,391)           $ -        $ (25,205)
                           ---------         ---------       --------        --------

<Page 23>



                     WASATCH PHARMACEUTICAL, INC.
                (Formerly Ceron Resources Corporation)
                    (A Development Stage Company)
          Consolidated Statements of Cash Flows (Continued)

                                                                       From Inception
                                                                       on March 25,
                                       For the Years Ended             1980 Through
                                          December 31,                  December 31,
                               1995              1994         1993         1995
                               ----              ----         ----      -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES

  Proceeds from loans       $233,831         $292,500          $ -         $ 656,121
  Contribution of
   capital by shareholder          -          114,500       20,000           154,800
  Repayment of loans          (2,349)          (3,598)           -            (5,947)
  Redemption of common stock       -          (20,409)           -           (20,409)
                            ---------         --------      -------          ---------
     Net Cash Provided
      (Used) by Investing
       Activities            231,482          382,993       20,000           784,565

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS  (34,191)          34,928       (1,760)              777

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD      34,968               40        1,800                 -
                             --------         -------        -----            ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD          $    777         $ 34,968     $     40         $     777
                             ========         =======        ======           =========
CASH PAID FOR

  Interest                  $      -         $      -     $       -        $       -
  Income taxes              $      -         $      -     $       -        $       -

NON CASH FINANCING ACTIVITIES

  Common stock issued for
   services rendered        $  4,186         $    375     $       -        $   5,709

  Operating expenses paid
   by shareholder           $  1,000         $  5,900     $       -        $  46,738

<Page 24>



                     WASATCH PHARMACEUTICAL, INC.
                (formerly Ceron Resources Corporation)
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      December 31, 1995 and 1994


NOTE 1 - ORGANIZATION AND HISTORY

         a. Organization

         The consolidated financial statements presented are those of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation) (a development stage company) (the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc.. The Company was incorporated under the laws of the State of Utah on March 25, 1980. The Company was initially engaged in oil and gas exploration and development. In February 1981, the
Company   merged  with  Folio  One  Productions,  LTD.  (a  Delaware
Corporation) (Folio). The transaction was recorded as a purchase of Folio by the Company. The Company ceased operations in 1986 and has been inactive since that time.

         Medisys Research Group, Inc. (Medisys), currently a wholly-owned subsidiary of the Company was incorporated for the purpose of developing treatment programs for various skin disorders. Medisys was organized on September 7, 1989 as a Utah Corporation.

          American Institute of Skin Care, Inc. (AISC), currently a wholly-owned subsidiary of the Company, was incorporated to administer the skin treatment programs developed by Medisys. AISC was organized January 21, 1994 as a Utah corporation.

         On December 29, 1995, Wasatch Pharmaceutical, Inc. (Wasatch) and Medisys Research Group, Inc. (Medisys) completed an Agreement and Plan of Reorganization whereby Wasatch issued 10,312,216 (on a 1 share for 1 share basis) shares of its common stock in exchange for all of the issued and outstanding common stock of Medisys. Pursuant to the reorganization, the name of the Company was changed to Wasatch Pharmaceutical, Inc.

         The acquisition was accounted for as a purchase by Medisys of Wasatch, because the shareholders of Medisys control the company
after  the  acquisition.   Therefore,  Medisys  is  treated  as  the
acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Wasatch in the exchange as the market value approximated the net carrying value. Wasatch is the acquiring entity for legal purposes and Medisys is the surviving entity for accounting purposes.

         b. Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

         c. Cash and Cash Equivalents

           Cash   equivalents  include  short-term,  highly   liquid
investments with maturities of three months or less at the time of acquisition.

         d. Loss Per Share

         The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.
<Page 25>


                     WASATCH PHARMACEUTICAL, INC.
                (formerly Ceron Resources Corporation)
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      December 31, 1995 and 1994

NOTE 1-   ORGANIZATION AND HISTORY (Continued)

          e. Provision for Taxes

           At December 31, 1995, the Company had net operating loss carryforwards of approximately $1,080,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

          f. Inventory

           Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

          g.             Property and Equipment

            Property   and   equipment  consisted  of  the   following:
                                                        December 31,
                                                     1995          1994
                                                     ----          ----


           Furniture  and fixtures              $  45,205        $37,391
            Less  accumulated  depreciation       (10,749)        (2,888)
                                                  --------        -------
          Net property and equipment             $ 34,456       $ 34,503
                                                  ========        =======

           Furniture and office equipment are depreciated using the straight-line method over their estimated useful lives of five to seven years. Depreciation expense was $7,499, $2,890 and $-0- for the years ended December 31, 1995, 1994 and 1993, respectively.

          h. Principles of Consolidation

          The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. All material intercompany transactions and balances have been eliminated.

NOTE 2 -  RELATED PARTY TRANSACTIONS

           During the years ended December 31, 1995, 1994 and 1993, the shareholders of the Company contributed $1,000, $170,434 and $20,000, respectively, to the Company for the payment of expenses on its behalf. These amounts were treated as additional paid-in capital.

           On October 11, 1994, the Company entered into an agreement with a shareholder to redeem 600,000 shares of the shareholders issued and outstanding common stock for $25,000. The Company paid the shareholder $12,500 upon execution of the agreement, and an additional $5,000 during 1994. The remaining balance of $7,500 is non-interest bearing and is due on demand.
<Page 26>


                     WASATCH PHARMACEUTICAL, INC.
                (formerly Ceron Resources Corporation)
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      December 31, 1995 and 1994

NOTE 2 -  RELATED PARTY TRANSACTIONS (Continued)

           During 1995, a director of a subsidiary of the Company advanced $5,000 to the subsidiary. The advance is non-interest bearing and is due upon demand.

           During 1994, the Company loaned $500 to one of its officers who is also a shareholder. The amount bears interest at a rate of 7% per annum and is due upon demand.

NOTE 3 -  ROYALTIES PAYABLE

           A subsidiary of the Company (Medisys) acquired the marketing rights to certain skin care products during 1991. As part of the agreement, Medisys is required to pay royalties equal to 5% of gross product sales. Once royalties totalling $10,000,000 have been paid, Medisys will own the technology associated with the skin care products. Annual royalty payments are due April 1 of the following year.

NOTE 4 -  NOTES PAYABLE
                                                              December 31,
                                                        1995              1994
                                                        ----              ----
          The following is a description of the notes payable

          Note payable, dated October 1, 1991, payable
          to an attorney, due June 30, 1994, accruing
          interest at  10%,  unsecured             $  42,000           $42,000

          Note payable, dated October 1, 1991, payable
          to a CPA firm, due June 30, 1994, accruing
          interest at   10%,   unsecured              34,000            34,000

          Note payable, dated October 1, 1991, payable
          to an attorney, due June 30, 1994, accruing
          interest at   10%,   unsecured               3,500             3,500

          Note payable, dated May 9, 1994, payable
          to an individual, due November 9, 1996,
          accruing interest  at  10%,  unsecured     100,000           100,000

          Note payable, dated July 20, 1994, payable
          to an individual, to be paid from the
          proceeds of a proposed public offering,
          accruing interest at 10%,    unsecured      50,000            50,000

          Note payable, dated July 20, 1994, payable
          to an individual, to be paid from the
          proceeds of a proposed public offering,
          accruing interest at 10%, unsecured         50,000                 -
                                                    --------          --------
           Balance  forward                       $  279,500         $ 229,500
                                                    ========          ========
<Page 27>

                       WASATCH PHARMACEUTICAL, INC.
                (formerly Ceron Resources Corporation)
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      December 31, 1995 and 1994

                                                            December 31,
                                                      1995                1994
                                                      ----                ----
           Balance  forward                     $  279,500           $ 229,500

          Note payable, dated July 30, 1994,
          payable to a corporation, no stated
          due date, accruing interest  at  6%,
          unsecured                                 32,852              34,192

          Note payable, dated October 7, 1994,
          payable to an individual, to be paid
          from the proceeds of a proposed public
          offering, accruing interest at 10%,
          unsecured                                 50,000              50,000

          Note payable, dated November 14, 1994,
          payable to an individual, to be paid
          from the proceeds of a proposed public
          offering, accruing interest at 10%,
          unsecured                                 50,000              50,000

          Note payable, dated December 14, 1994,
          payable to an individual, to be paid
          from the proceeds of a proposed public
          offering, accruing interest at 10%,
          unsecured                                 50,000              50,000

          Note payable, dated April 25, 1995,
          payable to an individual, to be paid
          the proceeds of a proposed public offering,
          accruing interest at 10%, unsecured      115,000                   -

          Note payable, dated June 14, 1994, payable
          to an individual, to be paid from the
          proceeds of a proposed public offering,
          accruing interest at 10%,    unsecured     5,000               5,000

          Note payable, dated August 23, 1995, payable
          to an individual, to be paid from the proceeds
          of a proposed public offering, accruing
          interest at 10%, unsecured                10,000                   -

          Note payable, dated September 2, 1995, payable
          to an individual, to be paid from the proceeds
          of a proposed public offering, accruing
          interest at 10%, unsecured                15,000                   -
                                                    ------              ------
           Balance  forward                     $  607,352         $   418,692
                                                   -------             -------
<Page 28>


                     WASATCH PHARMACEUTICAL, INC.
                (formerly Ceron Resources Corporation)
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      December 31, 1995 and 1994

           Balance  forward                               $  607,352  $418,692

          Note payable, dated November 28, 1995,
          payable to an individual, to be paid from the
          proceeds of a proposed public offering, accruing
          interest at 10%, unsecured                          20,000         -

          Various notes payable, dated October through
          December 1995 payable to individuals, to be
          paid from the proceeds of a proposed public
          offering,   accruing   interest   at   10%,
          unsecured                                          22,288          -
                                                            -------  ---------
             Total                                          649,640    418,692

            Less  current  portion                         (649,640)  (318,692)
                                                           ---------  ---------
          Total Long-term Liabilities                    $         - $ 100,000
                                                           =========  =========
NOTE 5 -  SUBSEQUENT EVENTS

           On January 16, 1996, Ceron Resources Corporation merged with and into Wasatch Pharmaceutical, Inc., which became the surviving corporation. The merger was performed for the purpose of changing the domicile of Ceron Resources Corporation to Utah from Delaware and effecting a name change to Wasatch Pharmaceutical, Inc.

          On April 15, 1996, the Company entered into an agreement with Lindbergh-Hammar Associates, Inc. (Lindbergh), to exchange 6,000,000 shares of its common stock for 7,350 shares of Preferred Stock of Lindbergh. The voting rights of the 6,000,000 shares of the Company's common stock will remain with the Company's board of directors and Lindbergh will be granted one seat on the Company's board of directors. Lindbergh will redeem the preferred stock shares at their par value of $1,000 per share in monthly increments equal to ten percent (10%) of the Insurance Premium income generated as a result of the Company's stock being assigned to the capital and surplus account of Lindbergh. Lindbergh will redeem a minimum of $100,000 face value of the preferred stock within 90 days after receiving a Certified Public Accountants Certification letter confirming the bid price or value of the trading shares of the Company. Lindbergh will also extend an option to the Company to repurchase up to 90% of the 6,000,000 shares of its common stock issued to Lindbergh at a price equal to 200% of Lindbergh's original acquisition price. This option will expire three years from the date of the agreement. All shares issued in accordance with this agreement will be held in escrow until Lindbergh has redeemed all of its preferred stock issued to the Company.

           On April 1, 1996, the Company agreed to sell a total of 150,000 shares of unregistered common stock to two former directors and officers of the company in a private placement transaction at $1.00 per share. As of May 20, 1996, $96,750 had been received from the sale of these restricted shares.

<Page 29>



                     WASATCH PHARMACEUTICAL, INC.
                (formerly Ceron Resources Corporation)
                    (A Development Stage Company)
            Notes to the Consolidated Financial Statements
                      December 31, 1995 and 1994

NOTE 6 -  PREFERRED STOCK

           The Company's preferred stock (Series A) entitles the holder to per-share annual dividends equal to 20% of the Company's net income divided by 300,000, times the number of shares of preferred stock outstanding (3.28% of net income based on preferred stock outstanding at December 31, 1995 and 1994). Dividends are required to the extent that there is net income and that there are funds legally available. To the extent funds are not legally available in net income years, the payment of the dividends calculated shall be deferred until such time as there shall be funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1 per share plus accrued and unpaid dividends. There were no accrued and unpaid dividends at December 31, 1995 and 1994.

           On July 26, 1994, the shareholders of the Company passed a resolution to allow the exchange of one share of preferred stock for two shares of common stock. To date, no shares of preferred stock have been exchanged.

NOTE 7 -  GOING CONCERN

            The  Company's  financial  statements  are  prepared  using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to cover its operating costs which would allow it to continue as a going concern. The Company has reached an agreement with another corporation to raise short-term funding. (Note 5) The Company plans to eventually seek long-term funding through a stock offering. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the development stage.
<Page 30>