Form 10QSB
period 1996-03-31
WASATCH PHARMACEUTICAL INC
filed 1996-07-18
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to________________.

                     Commission file number:  2-35700

                       Wasatch Pharmaceutical, Inc.
            (Exact name of registrant as specified in charter)

     Utah                                                   84-0854009
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                              I.D. No.)

714 East 7200 South, Midvale, Utah                         84047
(Address of principal executive offices)                (Zip Code)

                              (801) 566-9688
              Issuer's telephone number, including area code

                                      Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes [X ] No [ ] and (2) has been subject to such filing requirements for the past
90 days.   Yes  [X ]  No  [ ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class                                    Outstanding as of May 28, 1996
     Common Stock, $.001                               18,239,256

                      PART I - FINANCIAL INFORMATION


                       ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of March 31, 1996, and the related audited balance sheet of the Company as of December 31, 1995, the unaudited related statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995, and the unaudited statement of stockholders' equity for the period from September 7, 1989 through March 31, 1996, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

___________________________________________________________________________

                ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
___________________________________________________________________________


PLAN OF OPERATION

     The Company owns the proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis and has begun to introduce this technology through company-owned clinics. As a follow-up to previous clinical studies, prototype clinics were established two years ago in an effort to achieve similar success rates as the clinical studies had achieved and to establish medical and administrative procedures that could be duplicated in clinics across the country. Two prototype medical clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last two years and has set up the administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing. The Company does not at this time have substantial assets to support significant future development and expansion of its clinic operation without additional working capital. Due to lack of assets and working capital, the Company's financial statements contain "going concern" disclosure which places into question the Company's ability to continue without substantial increases in revenues or additional equity financing.

     The Company is seeking funding to add four more clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of the clinics. Management feels that the advertising campaign along with working with health insurance companies and HMOs to become a Preferred Provider and a physician referral program would increase revenues above the break-even point and make each clinic profitable.

     In April, 1996, the Company entered into a contract to sell 6,000,000 shares of its restricted common stock to Lindbergh-Hammar Associates of Dallas, Texas at a price of $1.225 per share in exchange for 7,350 shares of preferred stock, $1,000 par value. The preferred stock bears a non-cumulative dividend rate of 5% per annum. The voting rights to the preferred shares will remain with the board of directors of the Company until such time as they are redeemed. Lindbergh agrees to redeem the preferred stock shares over a two (2) year period of time. Should Lindbergh require additional time to redeem all of the preferred shares issued to the Company, the Company will be entitled to an additional ten percent (10%) over and above the face and/or par value of the then unredeemed preferred shares. The preferred stock shares will be called and redeemed at par value in monthly increments equal to ten percent (10%) of the Insurance Premium income generated as a result of the Company's stock being assigned to the Capital and Surplus Account of the Insurance Company (i.e., should the Company's shares receive a certification value of $21,000,000; and should Lindbergh acquire an additional $4,000,000 block of capital for the Insurance Company Capital and Surplus Account, causing the Insurance Company to have cummulative Capital and Surplus of $25,000,000, the Company would be entitled to 21/25 or 84% of the 10% of premiums). Lindbergh agrees to call and redeem a minimum of One Hundred Thousand ($100,000) Dollars face value (par value) preferred stock by the end of ninety days after receiving the Certified Public Accountant's Cerfitication letter confirming the bid price, or value, of the trading shares of the Company. Lindbergh also agrees to extend an option to the Company to repurchase up to ninety percent (90%) of the 6,000,000 shares of the Company's common stock to be issued to Lindbergh. This option to repurchase these shares will be at a figure equal to 200% of Lindbergh's original acquisition price; said option will expire at the end of three years after the closing of this agreement.

     In April, 1996, the Company agreed to sell a total of 150,000 shares of unregistered common stock to two former directors and officers of the company in a private placement transaction at approximately $.75 per share. The sale of these shares was completed in July, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had current assets of $18,446 and current liabilities of $1,061,648, resulting in a working capital deficit of $1,043,202. The increase in the working capital deficit is due primarily to the Company's operating losses which were $128,590 for the three month period ended March 31, 1996. The majority of expenses are related to the operation of the two existing prototype clinics, which are both operating at a loss. The Company is trying to obtain funding to set up four more clinics and to launch a major advertising and public relations campaign which would bring in additional revenue. Management feels this additional revenue would make the clinics profitable.

     In June, 1996, the Company borrowed $2,100 from four unrelated individuals on notes to be paid from the proceeds of a proposed public offering, accruing interest at 15%, unsecured. In July, 1996, the Company borrowed $40,000 from a former director of the Company, payable upon demand, accruing interest at 10% and secured by a retirement fund owned by the spouse of Gary Heesch, President of the Company.

     The Company will continue to seek both debt and equity funding to begin a marketing program to bring in additional revenue and to meet its current obligations, however, due to the Company's financial condition, it would be difficult to obtain debt financing.

RESULTS OF OPERATION

     In the first quarter of 1996, the Company recorded revenue of $33,674, compared to revenues of $70,729 for the same prior year period, a decrease of 110%. There are two reasons for this decrease in revenue. During the first quarter of 1995, the Company had three prototype clinics operating and bringing in revenue. The clinic in Pocatello, Idaho was closed down in February, 1996. Also, during the first quarter of 1995, the Company was doing some test advertising which brought in additional revenue. The Company's operating expenses decreased by 3.1% from the first quarter of 1995 to the first quarter of 1996, due to a substantial reduction in the amount of advertising, which was partially offset by increased legal, accounting and administrative expenses that were associated with the Company becoming a public entity.

     The Company anticipates that the losses will continue until funding is obtained which will be used to launch the marketing program.

___________________________________________________________________________

                        ITEM 1.  LEGAL PROCEEDINGS
___________________________________________________________________________

     None

___________________________________________________________________________

                      ITEM 2.  CHANGES IN SECURITIES

___________________________________________________________________________


     None

___________________________________________________________________________

                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

___________________________________________________________________________


     None

___________________________________________________________________________

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

___________________________________________________________________________

     None


___________________________________________________________________________

                        ITEM 5.  OTHER INFORMATION

___________________________________________________________________________

     None

___________________________________________________________________________

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

___________________________________________________________________________


     (a)  Exhibits.  No exhibits are included as they are either not required or not applicable.

     (b)  Reports on Form 8-K.  None

___________________________________________________________________________

                                SIGNATURES

___________________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WASATCH PHARMACEUTICAL, INC.
                                             [Registrant]



Dated:      July 16, 1996                    /s/ David K. Giles
                                          ____________________________________
                                             David K. Giles, Principal
                                             Accounting Officer

             WASATCH PHARMACEUTICAL, INC.
               (A Development Stage Company)
                 Consolidated Balance Sheets


                                 ASSETS

                                              MARCH 31,
                                                 1996         DECEMBER 31,
                                              (Unaudited)         1995

CURRENT ASSETS
 Cash                                     $     -          $           777
 Accounts receivable - trade                  3,495                  2,081
 Accounts receivable - stockholder              500                    500
 Inventory (Note 1)                          13,851                  9,374
 Prepaid Expenses                               600                    600
                                            --------              --------
       Total Current Assets                  18,446                 13,332

PROPERTY AND EQUIPMENT (Note 1)
 Furniture and office equipment              45,205             45,205


     Less accumulated depreciation          (12,526)           (10,749)

     Net property and equipment              32,679             34,456


OTHER ASSETS
 Deposits                                       266                266


   TOTAL ASSETS                         $    51,391    $        48,054

                         WASATCH  PHARMACEUTICAL, INC.
                            ( A Development Stage Company)
                         Consolidated Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                        (DEFICIT)

                                                  MARCH 31,      DECEMBER 31,
                                                     1996        1995
                                                  (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                                $       25,808 $       26,963

Accounts payable - trade                               141,984        112,628



Accounts payable related party (Note 2)                 12,500         12,500

Royalties payable                                        9,730          7,773

Accrued interest                                       107,450         90,306

Accrued taxes                                           34,536         29,911

Current portion of notes payable (Note 4)              729,640        649,640


           Total Current Liabilities                 1,061,648        929,72

LONG TERM LIABILITIES


 Notes payable (less current portion) (Note4)

 TOTAL LIABILITIES                                  1,061,648        929,721

STOCKHOLDERS' EQUITY (DEFICIT)


Preferred stock, $0.001 par value, 1,000,000           2,463          2,463
shares authorized, 49,258 issued and outstanding
Common stock, $0.001 par value, 50,000,000
shares authorized, 12,089,256 shares
issued and outstanding.                                12,089         12,089

Additional paid-in capital                            184,051        184,051

Deficit accumulated during the development
 stage                                             (1,208,860)    (1,080,270)

           Total Stockholder's Equity (Deficit)    (1,010,257)      (881,667)

           TOTAL LIABILITIES AND
           STOCKHOLDERS'EQUITY (DEFICIT)       $       51,391 $       48,054

                            WASATCH PHARMACEUTICAL, INC.
                               (A Development Stage Company)
                            Consolidated Statement of Operations




                                                FOR THE
                                            THREE MONTHS ENDED

                                                   MARCH 31,
                                            1996             1995
                                        (Unaudited)        (Unaudited)
REVENUES

Professional fee income               $       8,208     $      24,719
Product sales                         $      25,291     $      45,890
Miscellaneous Income                            175               120

  Total Revenues                             33,674            70,729

COST OF GOODS SOLD                            1,807             4,995

  GROSS PROFIT ON SALES                      31,867            65,734

OPERATING EXPENSES

Salaries                                     34,895                 0

Payroll taxes                                 3,804

Advertising                                   2,052            33,453

Professional services                        14,400            19,800

Legal & accounting                           13,200                 0

Rent                                          9,969             8,751

Depreciation                                  1,777             1,444

Employee leasing                                  0            47,932

Consulting fees                              34,580            34,525

General & administrative                     26,679            -

  Total Operating Expenses                  141,356           145,905

INCOME (LOSS) BEFORE OTHER
 INCOME (EXPENSE) AND PROVISION
 FOR INCOME TAXES                          (109,489)          (80,171)

  OTHER INCOME (EXPENSES)


Interest income                                  0                 0

Royalty expense                             (1,957)           (3,536)

Interest expense                           (17,144)           (8,955)

  Total Other Expenses                $    (19,101)     $    (12,491)

                          WASATCH PHARMACEUTICAL, INC.
                             (A Development Stage Company)
                          Consolidated Statement of Operations (Continued)


                                             FOR THE
                                          THREE MONTHS ENDED
                                             MARCH 31,
                                         1996             1995
                                       (Unaudited)    (Unaudited)

NET INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES            $ (128,590)     $   (92,662)

Provision for income taxes                     0                0

      NET INCOME (LOSS)               $ (128,590)       $ (92,662)

      NET INCOME (LOSS) PER SHARE
       OF COMMON STOCK                 $   (0.01)       $   (0.01)

                         WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                     Statement of Stockholder's Equity (Deficit)

                                                                           Deficit
                                                                          Accumulated
                                                               Additional  During the
                             Preferred Stock     Common Stock    Paid-in  Development
                              Shares   Amount    Shares  Amount   Capital   Stage

Balance
 September 7, 1989              -      $  -        -     $  -     $  -       $  -

Stock issued at inception at
  is approximately $.0005 to the
  Company's founders for
  services rendered             -         -    10,000,000   5,334

Contribution of capital by a
shareholder                                                 23,509

 Net loss from inception
 through December 31, 1992      -         -         -         -        -    (170,895)

 Balance, December 31, 1992     -         -     10,000,000   28,843         (170,895)

Contribution of capital by
 a shareholder                  -         -         -        20,000    -        -

 Net loss for the year ended
  December 31, 1993              -        -         -         -        -     (92,931)

 Balance, December 31, 1993      -        -     10,000,000   48,843    -    (263,826)

 Common stock issued in
  payment of loan fees at
  $.005 per share in
December, 1994                  -         -      75,000      375       -        -

 Capital contributed by a
shareholder                    -          -         -      170,434     -        -

Redemption and cancellation of
 common stock for cash and
 note payable                  -          -     (600,000)  (25,000)     -        -

 Net loss for the year ended
 December 31, 1994            -           -         -         -        -    (365,189)

 Balance, December 31, 1994    -       $ -       9475000  $194,652   $ -    $ (629,015)

                        WASATCH PHARMACEUTICAL, INC.
                            (A Development Stage Company)
                        Statement of Stockholder's Equity (Deficit) (Continued)



                                                                                  Deficit
                                                                                  Accumulated
                                                                       Additional    During the
                                   Preferred Stock      Common Stock     Paid-in   Development
                                Shares   Amount    Shares   Amount    Capital        Stage

Balance, December 31, 1994         -     $ -      9,475,000  $194,652     -        $(629,015)

Stock issued at $.005
  per share for services
rendered during 1995               -       -      550,000       2,767     -           -

Common stock issued at
$.005 per share in payment of
 loan fees in
 November, 1995                     -      -      287,216       1,419     -           -

Capital contributed by a
share holder                        -      -         -          1,000     -           -

Stock issued and exchanged
 per merger agreement
between Medisys Research
Group, Inc. and Wasatch
Pharmaceutical, Inc.            49,258   2,463   1,777,040   (187,749)   184,051      -

  Net loss for the year ended
December 31, 1995                  -       -         -           -           -       (451,255)

Balance, December 31, 1995      49,258   2,463    12,089,25   $12,089    184,051   (1,080,270)

Net loss for the three months
ended March 31, 1996               -        -         -          -            -       (128,590)

Balance, March 31, 1996         49,258  $ 2,463  12,089,256   $12,089   $184,051   (1,208,860)

                        WASATCH PHARMACEUTICAL, INC.
                           (A Development Stage Company)
                        Consolidated Statement of Cash Flows



                                                       FOR THE
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                       1996           1995
                                                    (Unaudited)  (Unaudited)

   CASH FLOWS FROM OPERATING
     ACTIVITIES

    Net Income (Loss)                                (128,590)      (92,662)

Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided (Used)
  by Operating Activities
  Depreciation                                         1,777         1,444

 Expenses paid with common stock
 Expenses paid by shareholder
 (Increase) decrease inreceivables                      (1,414)       (3,434)

(Increase) decrease in inventory                        (4,477)         3,831


(Increase) decrease in prepaids                                        (1,904)

(Increase) decrease in deposits                                           725

Increase (decrease) in cash overdraft                   (1,155)          (89)

Increase (decrease) in accounts                         29,356         9,178
payable

Increase (decrease) in accrued payables                  6,582         5,863

Increase (decrease) in accrued interest                 17,144       (2,838)


Net Cash Provided (Used) by
Operating Activities                                   (80,777)      (79,886)

   CASH FLOWS FROM INVESTING
     ACTIVITIES


Purchase of fixed assets                                    0         1,376


    Net Cash Provided (Used) by
     Investing Activities                                   0         1,376

                     WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                     Consolidated Statement of Cash Flows (Continued)



                                                         FOR THE
                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     1996             1995
                                                  (Unaudited)   (Unaudited)
  CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans                                  80,000          50,000


   Net Cash Provided (Used) by
Investing Activities                                 80,000          50,000

   NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                           (777)        (31,262)

  CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                     777          34,968

  CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                             0           3,706

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                   March 31, 1996 and December 31, 1995

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

      Medisys  Research  Group,  Inc.  (Medisys),  current  a  wholly-owned
subsidiary  of  the  Company  was       incorporated  for  the  purpose  of
developing treatment programs for various skin disorders. Medisys was organized on September 7, 1989 as a Utah Corporation.

     American Institute of Skin Care, Inc. (AISC), currently a wholly-owned subsidiary of the Company, was incorporated to administer the skin treatment programs developed by Medisys. AISC was organized January 21, 1994 as a Utah corporation.

      On December 29, 1995 Wasatch Pharmaceutical, Inc. (Wasatch) and Medisys Research Group, Inc. (Medisys) completed an Agreement and Plan of Reorganization whereby Wasatch issued 10,312,216 (on a 1 share for 1 share basis) shares of its common stock in exchange for all of the issued and outstanding common stock of Medisys. Pursuant to the reorganization, the
name of the Company      was changed to Wasatch Pharmaceutical, Inc.

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

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                   March 31, 1996 and December 31, 1995

NOTE 1  -  ORGANIZATION AND HISTORY (Continued)

     d.  Loss Per Share

      The  computations of loss per share of common stock are based on  the
weighted  average  number  of    shares outstanding  at  the  date  of  the
financial statements.

     e.  Provision for Taxes

      At March 31, 1996, the Company had net operating loss carry forwards of approximately $1,209,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forward will expire unused. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

     f.  Inventory

      Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

     g.  Property and Equipment

      Property and equipment consisted of the following:
                                             March 31,         December 31,
                                                  1996              1995

      Furniture  and fixtures            $     45,205     $         45,205
      Less accumulated depreciation           (12,256)             (10,749)

      Net  property and equipment       $      32,679     $         34,456

     Furniture and office equipment are depreciated using the straight-line method over their estimated useful lives of five to seven years. Depreciation expense was $1,777 and $1,444 for the three months ended March 31, 1996 and 1995, respectively.

     h.  Principles of Consolidation

      The  consolidated financial statements include the  accounts  of  the
Company's wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. All material intercompany transactions and balances have been eliminated.

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                   March 31, 1996 and December 31, 1995

NOTE 2 - RELATED PARTY TRANSACTIONS

      On October 11, 1994, the Company entered into an agreement with a shareholder to redeem 600,000 shares of its issued and outstanding common stock for $25,000. The Company paid the shareholder $12,500 upon execution of the agreement, and an additional $5,000 during 1994. The remaining balance of $7,500 is non-interest bearing and is due on demand.

     During 1995, a director of the Company advanced $5,000 to the Company.
The advance is non-interest   bearing and is due upon demand.

      During  1994, the Company loaned $500 to one of its officers  who  is
also a shareholder.  The amount    bears interest at a rate of 7% per annum
and is due upon demand.

NOTE 3 - ROYALTIES PAYABLE

     A subsidiary of the Company (Medisys) acquired the marketing rights to certain skin care products during 1991. As part of the agreement, Medisys is required to pay royalties equal to 5% of gross product sales. Once royalties totaling $10,000,000 have been paid, Medisys will own the technology associated with the skin care products. Annual royalty payments are due April 1 of the following year.

NOTE 4 - NOTES PAYABLE

                                                    March 31,   December 31,
                                                     1996             1995
     The following is a description of the
     notes payable

     Note payable, dated October 1, 1991,
     payable to an attorney, due June 30,
     1994, accruing interest at 10%,
     unsecured                                 $   42,000     $    42,000

     Note payable, dated October 1, 1991,
     payable to a CPA firm, due June 30,
     1994, accruing interest at 10%,
     unsecured.                                    34,000          34,000

     Note payable, dated October 1, 1991,
     payable to an attorney, due June 30,
     1994, accruing interest at 10%,
     unsecured                                      3,500           3,500

     Note payable, dated May 9, 1994,
     payable to an individual, due November
     9, 1996, accruing interest at 10%,
     unsecured                                   100,000         100,000

     Balance forward                          $  179,500      $  179,500

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                   March 31, 1996 and December 31, 1995

                                                March  31,     December 31,
                                                  1996            1995

       Balance forward                        $    179,500       $ 179,500

     Note payable, dated July 20, 1994, payable to an
        individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
        10%, unsecured                              50,000         50,000

     Note payable, dated July 20, 1994, payable to an
        individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
        10%, unsecured                              50,000         50,000

     Note payable, dated July 20, 1994, payable to a
        corporation, no stated due date, accruing
          interest   at   6%,  unsecured            32,852         32,852

     Note payable, dated October 7, 1994, payable
        to an individual, to be paid from the proceeds of
        a proposed public offering, accruing interest at
             10%,      unsecured                   50,000         50,000
     Note payable, dated November 14, 1994, payable
        to an individual, to be paid from the proceeds of
        a proposed public offering, accruing interest at
             10%,      unsecured                   50,000         50,000

     Note payable, dated December 14, 1994, payable
        to an individual, to be paid from the proceeds of
        a proposed public offering, accruing interest at
             10%,      unsecured                  50,000         50,000

     Note payable, dated April 25, 1995, payable to an
        individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
             10%,      unsecured                 115,000        115,000

     Note payable, dated June 14, 1995, payable to an
        individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
             10%,     unsecured                    5,000         5,000

     Balance Forward                           $ 582,352     $ 582,352

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                   March 31, 1996 and December 31, 1995

                                                March 31,    December 31,
                                                  1996           1995

     Balance Forward                           $ 582,352     $ 582,352

     Note payable, dated August 23, 1995, payable to
        an individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
             10%,      unsecured                  10,000       10,000

     Note payable, dated September 2, 1995, payable to
        an individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
             10%,      unsecured                  15,000       15,000

     Note payable, dated November 28, 1995, payable to
        an individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
             10%,      unsecured                  20,000       20,000

     Various notes payable, dated October through
        December, 1995 payable to individuals, to be
        paid from the proceeds of a proposed public
         offering,  accruing interest at 10%,
         unsecured                                22,288       22,288

     Note payable, dated January 10, 1996, payable to
        an individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
        10%, unsecured                            50,000
     Note payable, dated January 29, 1995, payable to
        an individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
        10%, unsecured                             10,000

     Note payable, dated February 28, 1995, payable to
        an individual, to be paid from the proceeds of a
        proposed public offering, accruing interest at
        10%, unsecured                             20,000

     Total                                        $ 729,640   $ 649,640


                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                   March 31, 1996 and December 31, 1995

NOTE 5 - SUBSEQUENT EVENTS

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

     On April 1, 1996, the Company agreed to sell a total of 150,000 shares of unregistered common stock to two former directors and officers of the Company in a private placement transaction at approximately $.75 per share. The sale of these shares was completed on July 2, 1996.

NOTE 6 - PREFERRED STOCK

      The Company's preferred stock (Series A) entitles the holder to per-share annual dividends equal to 20% of the Company's net income divided by 300,000, times the number of shares of preferred stock outstanding (3.28% of net income based on preferred stock outstanding at December 31, 1995 and 1994). Dividends are required to the extent that there is net income and that the are funds legally available. To the extent funds are not legally available in net income years, the payment of the dividends calculated shall be deferred until such time as there shall be funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1.00 per share plus accrued and unpaid dividends. There were no accrued and unpaid dividends at March 31, 1996 and December 31, 1995.

NOTE 7 - GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to cover its operating costs which would allow it to continue as a going concern. The Company has reached an agreement with another corporation to raise short- term funding. (Note 5). The Company plans to eventually seek long-term funding through a stock offering. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the development stage.

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                   March 31, 1996 and December 31, 1995

NOTE 8 - BANK OVERDRAFT

     $20,605 of the bank overdraft for March 31, 1996 and December 31, 1995 resulted from an overdraft with First Security Bank of Utah, N.A. which was the subject of a lawsuit and resulted in a judgment against the Company. In July, 1996, this debt including court costs and attorney's fees was paid off and a Satisfaction of Judgment was registered with the courts.