Form 10QSB
period 1996-06-30
WASATCH PHARMACEUTICAL INC
filed 1996-09-05
CIK 37848

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________.

                 Commission file number:  2-35700

                   Wasatch Pharmaceutical, Inc.
                   ----------------------------
               (Exact name of registrant as specified in charter)

           Utah                                      84-0854009
           ----                                      -----------
State or other jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization

714 East 7200 South, Midvale, Utah                          84047
- ----------------------------------                      --------------
(Address of principal executive offices)                  (Zip Code)

                          (801) 566-9688
                          --------------
          Issuer's telephone number, including area code

                          Not Applicable
                         ---------------
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Class                              Outstanding as of August 31, 1996
     -----                              ---------------------------------
     Common Stock, $.001                     3,079,814*

*Gives effect to a 4:1 reserve split of the issuer's issued and outstanding shares of common stock effective August 16, 1996.

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

     The unaudited balance sheet of the Company as of June 30, 1996, and the related audited balance sheet of the Company as of December 31, 1995, the unaudited related statements of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995, and from inception (September 7, 1989) through June 30, 1996, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 1996, and for the six months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

                  ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

     The Company owns the proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis and has begun to introduce this technology through company-owned clinics. As a follow-up to previous clinical studies, prototype clinics were established two years ago in an effort to achieve similar success rates as the clinical studies had achieved and to establish medical and administrative procedures that could be duplicated in clinics across the country. Two prototype medical clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last two years and has set up the administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing. The Company does not at this time have substantial assets to support significant future development and expansion of its clinic operation without additional working capital. Due to lack of assets and working capital, the Company's financial statements contain a "going concern" disclosure which places into question the Company's ability to continue without substantial increases in revenues or additional equity financing.

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

     In April, 1996, the Company entered into a contract to sell 6,000,000 shares of its restricted common stock (the "Wasatch Common")to Lindbergh-Hammar Associates ("Lindbergh") of Dallas, Texas at a price of $1.225 per share in exchange for 7,350 shares of Lindbergh preferred stock, par value $1,000 per share (the "Lindbergh Preferred"). The Lindbergh Preferred has a non-cumulative dividend rate of 5% per annum and all voting rights remain with the the Company's board of directors until such time as the Lindbergh Preferred are redeemed pursuant to their terms. Lindbergh agreed to redeem the Lindbergh Preferred over a two (2) year period of time. The Lindbergh Preferred was to be called and redeemed at par value in monthly increments equal to 10% of the insurance premium income generated by Lindbergh as a result of the Wasatch Common being assigned to the Capital and Surplus Account of an insurance company affiliated to Lindbergh. Lindbergh agreed to call and redeem a minimum of $100,000 face value (par value) Lindbergh Preferred by the end of 90 days after receiving the an Independent Certified Public Accountant's Certification letter confirming the bid price, or value, of the trading shares of the Company. On August 23, 1996, after discussion between the Company and Lindbergh relating to the timing for completiion of Lindbergh's audit and/or certification and the Company's progress for establishing a bid and asked price for the Company's common stock, the Company and Lindbergh mutually agreed to rescind the agreement between the parties. The 6,000,000 shares of Wasatch Common were returned to the Company for cancellation.

     On August 12, 1996, the board of directors voted to approve a 4:1 reverse split of the Company's common stock, with an effective date of August 16, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had current assets of $19,491 and current liabilities of $1,071,038, resulting in a working capital deficit of $1,051,547. The increase in the working capital deficit is due primarily to the Company's operating losses which were $127,023 and $255,613 for the three and six month periods ended June 30, 1996, respectively. The majority of expenses are related to the operation of the Company's two existing prototype clinics and the expenses of operating a public company. The Company is trying to obtain funding to set up four more clinics and to launch a major advertising and public relations campaign which would bring in additional revenue. Management feels this additional revenue would make the clinics profitable.

     In April, 1996, the Company agreed to sell a total of 150,000 shares of unregistered common stock to two former directors and officers of the Company in a private placement transaction at approximately $.78 per share. The sale of these shares was completed in August, 1996, resulting in gross proceeds to the Company of $117,350.

     In June, 1996, the Company borrowed $2,100 from four unrelated individuals on notes to be paid from the proceeds of any future public offering, should such an offering be contemplated. The notes are accruing interest at 15% and are unsecured. In July, 1996, the Company borrowed $40,000 from a former director of the Company, payable upon demand, accruing interest at 10% and secured by a retirement fund owned by the spouse of Gary Heesch, President of the Company.

     In August, 1996, the Company borrowed $5,000 from an individual pursuant to a note. The note is payable with the proceeds of any future public offering, should such an offering be contemplated by the Company and accrues interest at 15% per annun. In addition, the Company sold 20,000 shares of common stock at a purchase price of $1.00 per share. These shares were sold after giving effect to the 4:1 reverse split.

     The Company will continue to seek both debt and equity funding to begin a marketing program to bring in additional revenue and to meet its current obligations, however, due to the Company's financial condition, it would be difficult to obtain debt financing.

RESULTS OF OPERATION

     During the six months ending June 30, 1996, the Company had revenues of $63,426 compared to $134,309 during first six months of 1995, a decrease of $70,883. During the three month period ending June 30, 1996, the Company recorded revenue of $29,752, compared to revenues of $70,729 for the same prior year period, a decrease of $40,977. There are two reasons for this decrease in revenue. During the first six months of 1995, the Company had three prototype clinics generating revenue from operations. The Company closed its clinic in Pocatello, Idaho in February, 1996. Also, during the first six months of 1995, the Company was doing some test advertising which resulted in additional revenue. Company did very little advertising of its products during the first six months of 1996. The Company's operating expenses decreased by 22% from the first six months of 1995 to the first six months of 1996, and decreased 35% for the three months ending June 30, 1996 as compared to the same three month period last year, due to a substantial reduction in the amount of advertising, which was partially offset by increased legal, accounting and administrative expenses that were associated with the Company becoming a public entity.

     The Company anticipates that the losses will continue until funding is obtained which will be used to launch the marketing program.


                   ITEM 1.  LEGAL PROCEEDINGS


     None.


                  ITEM 2.  CHANGES IN SECURITIES


     None.


            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


     None.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     None.


                   ITEM 5.  OTHER INFORMATION


     None.


           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.

             SEC
Exhibit      Reference
No.          No.           Description                           Location
- -------      ---------     -----------                           --------

4.01            4          Resolution of the Board of
                           Directors Authorizing the 4:1
                           reverse split of issued and
                           outstanding common stock              This Filing

10.01           10         Rescision Letters between the
                           Company and Lindbergh-Hammer
                           Associates                            This Filing

     (b)  Reports on Form 8-K.

     None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WASATCH PHARMACEUTICAL, INC.
                              [Registrant]



Dated:  September 3, 1996     /S/David K. Giles
                              Principal Accounting Officer