Form 10QSB
period 1996-09-30
WASATCH PHARMACEUTICAL INC
filed 1996-12-11
CIK 37848

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________.

                 Commission file number:  2-35700

                   Wasatch Pharmaceutical, Inc.
                   ----------------------------
               (Exact name of registrant as specified in charter)

           Utah                                      84-0854009
           ----                                      -----------
State or other jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization

714 East 7200 South, Midvale, Utah                          84047
----------------------------------                      --------------
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Class                              Outstanding as of September 30, 1996
     -----                              ------------------------------------
     Common Stock, $.001                            3,229,706*

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

     The unaudited balance sheet of the Company as of September 30, 1996, and the related audited balance sheet of the Company as of December 31, 1995, the unaudited related statements of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995, and from inception (September 7, 1989) through September 30, 1996, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 1996, and for the nine months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

                            WASATCH PHARMACEUTICAL, INC.
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,
                                                     1996         DECEMBER 31,
                                                  (Unaudited)         1995
                                                 ------------     ------------
                                      ASSETS
Current Assets:
     Cash.......................................   $      453       $      777
     Accounts receivable, trade.................        3,551            2,081
     Accounts receivable - stockholder .........          500              500
     Inventory (Note 1).........................       10,140            9,374
     Prepaid Expenses ..........................          600              600
                                                   ----------       ----------
          Total current assets..................       15,243           13,332
                                                   ----------       ----------
Property and Equipment (Note 1)
     Furniture and office equipment.............       39,749           45,205
     Less accumulated depreciation..............      (13,211)         (10,749)
                                                   ----------       ----------
     Net property and equipment.................       26,529           34,456
                                                   ----------       ----------
Other Assets
     Deposits...................................          131              266
                                                   ----------       ----------
          Total Assets..........................   $   41,903       $   48,054
                                                   ==========       ==========


























                            WASATCH PHARMACEUTICAL, INC.
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,
                                                      1996        DECEMBER 31,
                                                  (Unaudited)         1995
                                                 ------------     ------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Cash overdraft.............................   $     -          $   26,963
     Account payable - trade....................      153,083          112,628
     Accounts payable related party (Note 2)....       11,500           12,500
     Royalties payable..........................        3,276            7,773
     Accrued interest...........................      143,219           90,306
     Accrued taxes..............................       45,937           29,911
     Current portion of notes payable (Note 4)..      766,741          649,640
                                                   ----------       ----------
          Total current liabilities.............    1,123,756          929,721
                                                   ----------       ----------
Long Term Liabilities
     Notes payable (less current portion)(Note 4)        -                -
                                                   ----------       ----------
          Total Liabilities.....................    1,123,756        1,071,038
                                                   ----------       ----------
Stockholders' Equity:
     Preferred stock, $0.001 par value, 1,000,000
      shares authorized, 49,258 issued and out-
      standing..................................        2,463            2,463
     Common stock, $0.001 par value, 50,000,000
      shares authorized, 3,229,706 and
      12,089,256 shares issued and
      outstanding, respectively.................        3,230           12,089
     Additional paid-in capital (Note 5)........      341,643          184,051
     Deficit accumulated during the
      development stage.........................   (1,429,188)      (1,080,270)
                                                   ----------       ----------
         Total Stockholders' Equity (Deficit)...   (1,081,852)        (881,667)
                                                   ----------       ----------
         Total Liabilities and
          Stockholders' Equity (Deficit)........   $   41,903       $   48,054
                                                   ==========       ==========

                            WASATCH PHARMACEUTICAL, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                     FROM
                                                                                                   INCEPTION
                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED    (Sept. 7,
                                     SEPT. 30,       SEPT. 30,        SEPT. 30,        SEPT. 30,   1989) THRU
                                        1996           1995              1996            1995    SEPT. 30, 1996
                                    (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited) (Unaudited)
                                    ------------    ------------     ------------     ----------- -------------
Revenues:
     Professional fee income.....   $    6,785       $   16,243       $   23,389      $   58,229   $  137,726
     Product sales ..............       65,387          128,791           18,981          36,588      288,750
     Miscellaneous income........          193              210              609             330          609
                                    ----------       ----------       ----------      ----------   ----------
     Total Revenues..............       25,959           53,041           89,386         187,305      427,085
                                    ----------       ----------       ----------      ----------   ----------

Cost of Goods Sold...............        1,879            2,805            5,519          12,433       35,741
                                    ----------       ----------       ----------      ----------   ----------

Gross Profit on Sales............       24,080           50,236           83,867         174,916      391,344
                                    ----------       ----------       ----------      ----------   ----------
Operating Expenses:
     Salaries....................       22,085           43,599          78,300           43,599      162,263
     Payroll taxes...............        1,935            4,752           8,343            4,752       17,043
     Advertising.................        4,713             (426)         11,015           83,632      196,083
     Professional services.......        8,915           20,100          42,755           60,900      151,023
     Legal & accounting..........        9,079             -             33,158             -         162,381
     Rent........................        8,773            8,751          32,852           26,273       90,367
     Depreciation................        1,592            1,445           5,169            4,333       15,558
     Employee leasing............         -               4,722            -             113,347      218,745
     Consulting fees                    19,451           11,923         106,581           78,698      380,156
     General & Administrative....       20,472           14,541          56,174           50,074      223,913
                                    ----------       ----------       ---------       ----------   ----------
Total Operating Expenses.........       97,025          109,407         374,346          465,608    1,617,532
                                    ----------       ----------       ---------       ----------   ----------
Income (Loss) Before Other Income
 (Expenses) and Provision for
 Income Taxes....................      (72,945)         (59,171)       (290,479)        (290,692)  (1,226,188)

Other income (expenses):
     Royalty income..............         -                -               -                -           2,322
     Interest income.............         -                -               -                -              63
     Royalty expense.............       (1,319)            (110)         (3,276)          (6,498)     (16,677)
     Interest expense............      (19,041)         (12,634)        (55,162)         (32,710)    (149,294)
     Loss on disposition of assets        -                -               -                -         (39,414)
                                    ----------       ----------       ---------       ----------    ---------
Total other income (expense).....      (20,360)         (12,744)        (58,439)         (39,208)    (203,000)
                                    ----------       ----------       ---------       ----------    ---------

Net Income (Loss) Before
 Provision for Income Taxes......      (93,304)         (71,915)       (348,917)        (329,900)  (1,429,187)

Provision for income taxes.......         -                -               -                -            -
                                    ----------       ----------       ---------       ----------    ---------

Net Income (Loss)................   $ (93,304)      $ (71,915)       $ (348,917)    $   (329,900) $(1,429,187)
                                    ==========       ==========       =========       ==========  ===========

Net Income (Loss) Per Share
 of Common Stock.................   $    (0.03)      $    (0.02)      $   (0.11)      $    (0.10) $     (0.22)
                                    ==========       ==========       =========       ==========  ===========


                              WASATCH PHARMACEUTICAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR THE                   FOR THE                 FROM
                                            NINE MONTHS ENDED         THREE MONTHS ENDED         INCEPTION
                                              SEPTEMBER 30,             SEPTEMBER 30,            (Sept. 7,
                                           ---------------------     ---------------------      1989) Thru
                                           1996             1995    1996             1995      Sept. 30, 1996
                                        (Unaudited)   (Unaudited) (Unaudited)   (Unaudited)     (Unaudited)
                                        ------------ ------------ ------------ ------------    -------------
Cash flows from operating activities:
 Net income (loss)....................  $ (348,918)  $ (329,900)  $ (93,304)   $  (71,916)     $ (1,429,188)
Adjustments to reconcile net income (loss)
 to net cash provided (Used) by
 operating activities:
  Depreciation........................       5,169        4,481        1,593        1,592            15,918
  Expenses paid with common stock.....          25         -              25         -                5,734
  Expenses paid by shareholder........         756         -            -            -               46,738
  (Increase) decrease in receivables..      (1,470)      (1,009)        (714)      (1,084)           (3,551)
  (Increase) decrease in receivables
   related ...........................      (1,000)        -           3,850          182            (1,000)
  (Increase) decrease in inventory....        (766)       3,696        1,878       (1,317)          (10,140)
  (Increase) decrease in prepaids.....        -            (175)        -           1,229              (600)
  (Increase) decrease in deposits.....         135          725          135         -                 (131)
  Increase (decrease) in cash
   overdraft..........................     (26,963)       1,268      (23,171)      (8,293)             -
  Increase (decrease) in accounts
   payable............................      43,969       54,724       17,626       19,472           160,362
  Increase (decrease) in unearned
   income.............................        -            -            -           5,466              -
  Increase (decrease) in accrued
   payables...........................      11,529       11,785        8,525       10,114            49,213
  Increase (decrease) in accrued
   interest...........................      53,996       32,587       19,020       12,634           143,768
                                        ----------  ------------ -----------  -----------       -----------
     Net cash provided (Used) by
      operating activities............    (264,294)    (221,818)     (64,672)     (31,921)       (1,022,877)
                                        ----------  ------------ -----------  -----------       -----------
Cash flows from investing activities:
 Purchase of fixed assets.............        (755)      (6,700)        -             (79)          (25,960)
                                        ----------  ------------ -----------  -----------       -----------
     Net cash provided (used) by
      investing activities............        (755)      (6,700)        -             (79)          (25,960)
                                        ----------  ------------ -----------  -----------       -----------
Cash flows from financing activities:
      Proceeds from loans.............     127,100      197,000       45,000       32,000           783,221
      Contribution of capital by
       shareholder....................     137,625         -          20,125         -              292,425
      Repayment of loans..............        -          (3,000)        -            -               (5,947)
      Redemption of common stock......        -            -            -            -              (20,409)
                                        ----------  -----------  -----------  -----------       -----------
     Net cash provided (used) by
      financing activities............     264,725      194,000       65,125       32,000         1,049,290
                                        ----------  ------------ -----------  -----------       -----------

Net increase (decrease) in cash
 and cash equivalents.................        (324)     (34,518)         453         -                  453

Cash and cash equivalents at
  beginning of period.................         777       34,968         -             450              -
                                        ----------  ------------ -----------  -----------       -----------

Cash and cash equivalents at
  end of period.......................  $      453  $       450   $      453  $       450       $       453
                                        ==========  ============  ==========  ===========       ===========





                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

NOTE 1 - ORGANIZATION AND HISTORY

a.   Organization

The consolidated financial statements presented are those of Wasatch Pharmaceutical, Inc.(formerly Ceron Resources Corporation) (a development stage company) (the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. The Company was incorporated under the laws of the state of Utah on March 25, 1980. The Company was initially engaged in oil and gas exploration and development. In February 1981, the Company merged with Folio One Productions, LTD. (a Delaware Corporation) (Folio). The transaction was recorded as a purchase of Folio by the Company. The Company ceased operations in 1986 and was inactive until the merger with Medisys on December 29, 1995.

Medisys Research Group, Inc. (Medisys), current a wholly-owned subsidiary of the Company was incorporated for the purpose of developing treatment programs for various skin disorders. Medisys was organized on September 7, 1989, as a Utah Corporation.

American Institute of Skin Care, Inc. (AISC), currently a wholly-owned subsidiary of the Company, was incorporated to administer the skin treatment programs developed by Medisys. AISC was organized January 21, 1994, as a Utah corporation.

On December 29, 1995, Ceron Resources Corporation (now Wasatch Pharmaceutical, Inc.)and Medisys Research Group, Inc. (Medisys) completed an Agreement and Plan of Reorganization whereby Wasatch issued 10,312,216 (on a 1 share for 1 share basis) shares of its common stock in exchange for all of the issued and outstanding common stock of Medisys. Pursuant to the reorganization, the name of the Company was changed to Wasatch Pharmaceutical, Inc.

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

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

NOTE 1  -  ORGANIZATION AND HISTORY (Continued)

d.  Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

e.  Provision for Taxes

At September 30, 1996, the Company had net operating loss carry forwards of approximately $1,429,188 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forward will expire unused. Accordingly, the potential tax benefits of the loss carry forward are offset by a valuation allowance of the same amount.

f.  Inventory

Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

g.  Property and Equipment consisted of the following:

                                               Sept. 30,       Dec. 31,
                                                 1996            1995
                                               ---------       ---------
     Furniture and fixtures                    $  39,749       $  45,205
     Less accumulated depreciation               (13,221)        (10,749)
                                               ---------       ---------
     Net property and equipment                $  26,529       $  34,456
                                               =========       =========

Furniture and office equipment are depreciated using the straight-line method over their estimated useful lives of five to seven years. Depreciation expense was $1,592 and $1,445 for the three months ended September 30, 1996 and 1995, respectively.

h.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. All material intercompany transactions and balances have been eliminated.

NOTE 2 - RELATED PARTY TRANSACTIONS

On October 11, 1994, the Company entered into an agreement with a shareholder to redeem 600,000 shares of its issued and outstanding common stock for $25,000. The Company paid the shareholder $12,500 upon execution of the agreement, and an additional $5,000 during 1994 and $1,000 during 1996. The remaining balance of $6,500 is non-interest bearing and is due on demand.

During 1995, a director of the Company advanced $5,000 to the Company. The advance is non-interest bearing and is due upon demand.

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

During 1994, the Company loaned $500 to one of its officers who is also a shareholder. The amount bears interest at a rate of 7% per annum and is due upon demand.

On April 1, 1996, the Company agreed to sell a total of 150,000 shares of unregistered common stock to two former directors of the Company in a private placement transaction at approximately $0.78 per share. The sale of these shares was completed in August 1996.

On August 12, 1996, the board of directors approved stock options granted to Gary Heesch, President, and David Giles, Vice President, in the amount of 125,000 shares each (after giving effect to a 4:1 reverse split of the issued and outstanding shares effective August 16, 1996), at an exercise price of $0.001 per share.

On September 30, 1996, David Giles exercised his option to purchase 125,000 shares of common stock.

NOTE 3 - ROYALTIES PAYABLE

A subsidiary of the Company (Medisys) acquired the marketing rights to certain skin care products during 1991. As part of the agreement, Medisys is required to pay royalties equal to 5% of gross product sales of Medisys. Once royalties totaling $10,000,000 have been paid, Medisys will own the technology associated with the skin care products. Annual royalty payments are due April 1 of the following year.

NOTE 4 - NOTES PAYABLE
                                                      Sept. 30,     December 31,
                                                         1996          1995
                                                      ----------    ------------
The following is a description of the notes payable:

Note payable, dated October 1, 1991, payable to
 an attorney, due June 30, 1994, accruing interest
 at 10%, unsecured                                  $   42,000    $    42,000

Note payable, dated October 1, 1991, payable to
 a CPA firm, due June 30, 1994, accruing interest
at 10%, unsecured.                                      34,000         34,000

Note payable, dated October 1, 1991, payable to
 an attorney, due June 30, 1994, accruing interest
 at 10%, unsecured                                       3,500          3,500

Note payable, dated May 9, 1994, payable to an
 individual, due November 9, 1996, accruing
 interest at 10%, unsecured                            100,000        100,000
                                                    ----------    -----------

Balance forward                                     $  179,500    $   179,500

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

                                                     Sept. 30,     December 31,
                                                        1996          1995
                                                     ----------    ------------
Balance forward                                      $  179,500    $  179,500

Note payable, dated July 20, 1994, payable to an
 individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         50,000         50,000

Note payable, dated July 20, 1994, payable to an
 individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         50,000         50,000

Note payable, dated July 20, 1994, payable to a
 corporation, no stated due date, accruing
 interest at 6%, unsecured                              32,852         32,852

Note payable, dated October 7, 1994, payable to an
 individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         50,000         50,000

Note payable, dated November 14, 1994, payable to an
 individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         50,000         50,000

Note payable, dated December 14, 1994, payable to an
 to an individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         50,000         50,000

Note payable, dated April 25, 1995, payable to an
 individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                        115,000        115,000

Note payable, dated June 14, 1995, payable to an
 individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                          5,000          5,000
                                                     ---------     ----------

Balance forward                                     $  582,352    $   582,352

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995

Balance forward                                     $  582,352    $   582,352
                                                     ---------     ----------


Note payable, dated August 23, 1995, payable to
 an individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         10,000         10,000

Note payable, dated September 2, 1995, payable to
 an individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         15,000         15,000

Note payable, dated November 28, 1995, payable to
 an individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         20,000         20,000

Various notes payable, dated October through
 December, 1995 payable to individuals, to be
 paid from the proceeds of major funding,
 accruing interest at 10%, unsecured          22,288         22,288

Note payable, dated January 10, 1996, payable to
 an individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         50,000           -

Note payable, dated January 29, 1995, payable to
 an individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         10,000           -

Note payable, dated February 28, 1995, payable to
 an individual, to be paid from the proceeds of
 major funding, accruing interest at
 10%, unsecured                                         20,000           -

                                                     ---------     ----------
Balance forward                                     $  729,640    $   649,640

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995


Balance forward                                     $  729,352    $   649,640
                                                     ---------     ----------
Note payables, dated June 20, 1996, payable to
 four individuals, to be paid from the proceeds
 of major funding, accruing interest at 15%,
 unsecured                                               2,100           -

Note payable, dated July 9, 1996, payable to a
 related party, to be paid in six months, accruing
 interest at 10%, unsecured                             40,000           -

Note payable, dated August 9, 1996, payable to an
 individual, to be paid from proceeds of major
 funding, accruing interest at 10%, unsecured            5,000           -
                                                     ---------     ----------
Total                                                $ 776,740     $  649,640
                                                     =========     ==========
NOTE 5 - PREFERRED STOCK

The Company's preferred stock (Series A) entitles the holder to per-share annual dividends equal to 20% of the Company's net income divided by 300,000, times the number of shares of preferred stock outstanding (3.28% of net income based on preferred stock outstanding at December 31, 1995 and 1994). Dividends are required to the extent that there is net income and that the are funds legally available. To the extent funds are not legally available in net income years, the payment of the dividends calculated shall be deferred until such time as there shall be funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1.00 per share plus accrued and unpaid dividends. There were no accrued and unpaid dividends at September 30, 1996 and December 31, 1995.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to cover its operating costs which would allow it to continue as a going concern. In an effort to create additional cash flows to finance the Company's operations and the establishment of additional clinics, the Company has entered into a series of transactions with two other unrelated corporations to raise short-term funding. (Note 9). The Company plans to eventually seek more conventional long-term funding through the sale of additional equity securities. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the development stage.

                       WASATCH PHARMACEUTICAL, INC.
                       (A Development Stage Company)
              Notes to the Consolidated Financial Statements
                 September 30, 1996 and December 31, 1995
NOTE 7 - BANK OVERDRAFT

At December 31, 1995, $20,605 of the bank overdraft resulted from an overdraft with First Security Bank of Utah, N.A. which was the subject of a lawsuit and resulted in a judgment against the Company. In July, 1996, this debt including court costs and attorney's fees was paid off and a Satisfaction of Judgment was registered with the courts.

NOTE 8 - REVERSE STOCK SPLIT

On August 12, 1996, the Company approved a 4:1 reverse split of its issued and outstanding common stock, effective August 16, 1996. All references to shares and per share amounts have been restated to reflect the 4:1 reverse split.

NOTE 9 - SUBSEQUENT EVENTS

     On August 23, 1996, Lindbergh-Hammer Associates, Inc. rescinded their contract with the Company (See Note 5) for non-performance and the 6,000,000 shares of common stock that had been issued in connection with the contract were returned for cancellation. Thereafter, on November 1, 1996, the Company entered into a private placement agreement with Lindbergh-Hammar Associates, Inc. (Lindbergh), whereby Lindbergh purchased 6,000,000 shares of its common stock at a purchase price of $5.00 per share in exchange for a promissory note for $30,000,000, payable over a five year period in monthly amounts equal to ten percent (10%) of the insurance premiums income generated as a result of the Company's stock being assigned to the capital and surplus account of Lindbergh. The voting rights of the 6,000,000 shares have been retained by the Company's board of directors, however, Lindbergh is to be granted one seat on the Company's board of directors. Beginning three years from the date of the shares purchase agreement, the Company has the option for two years to repurchase up to 98% of the shares acquired by Lindbergh at a repurchase price of $7.50 per share.

                  ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

     The Company owns the proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis and has begun to introduce this technology through company-owned clinics. As a follow-up to previous clinical studies, prototype clinics were established almost three years ago in an effort to achieve similar success rates as the clinical studies had achieved and to establish medical and administrative procedures that could be duplicated in clinics across the country. Two prototype medical clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the past two and one-half years and has set up the administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing the Company's products and services. The Company does not at this time have substantial assets to support significant future development and expansion of its clinic operation without additional working capital. Due to lack of assets and working capital, the Company's financial statements contain a "going concern" disclosure which places into question the Company's ability to continue without substantial increases in revenues or additional equity financing.

     The Company is seeking sources of working capital so that it may add up to four additional clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of the clinics. Management feels that the advertising campaign along with working with health insurance companies and HMOs to become a Preferred Provider and a physician referral program would increase revenues above the break-even point and make each clinic profitable.

     In April, 1996, the Company entered into a contract to sell 6,000,000 shares of its restricted common stock (the "Wasatch Common")to Lindbergh-Hammar Associates ("Lindbergh") of Dallas, Texas at a price of $1.225 per share in exchange for 7,350 shares of Lindbergh preferred stock, par value $1,000 per share (the "Lindbergh Preferred"). The Lindbergh Preferred has a non-cumulative dividend rate of 5% per annum and all voting rights remain with the Company's board of directors until such time as the Lindbergh Preferred are redeemed pursuant to their terms. Lindbergh agreed to redeem the Lindbergh Preferred over a two (2) year period of time. The Lindbergh Preferred was to be called and redeemed at par value in monthly increments equal to 10% of the insurance premium income generated by Lindbergh as a result of the Wasatch Common being assigned to the Capital and Surplus Account of an insurance company affiliated to Lindbergh. Lindbergh agreed to call and redeem a minimum of $100,000 face value (par value) Lindbergh Preferred by the end of 90 days after receiving the an Independent Certified Public Accountant's Certification letter confirming the bid price, or value, of the trading shares of the Company. On August 23, 1996, after discussion between the Company and Lindbergh relating to the timing for completion of Lindbergh's audit and/or certification and the Company's progress for establishing a bid and asked price for the Company's common stock, the Company and Lindbergh mutually agreed to rescind the agreement between the parties. The 6,000,000 shares of Wasatch Common were returned to the Company for cancellation.

     Thereafter, on November 1, 1996, the Company entered into a private placement agreement with Lindbergh-Hammar Associates, Inc. (Lindbergh), whereby Lindbergh purchased 6,000,000 shares of its common stock at a purchase price of $5.00 per share in exchange for a promissory note for $30,000,000, payable over a five year period in monthly amounts equal to ten percent (10%) of the insurance premiums income generated as a result of the Company's stock being assigned to the capital and surplus account of Lindbergh. The voting rights of the 6,000,000 shares have been retained by the Company's board of directors, however, Lindbergh is to be granted one seat on the Company's board of directors. Beginning three years from the date of the shares purchase agreement, the Company has the option for two years to repurchase up to 98% of the shares acquired by Lindbergh at a repurchase price of $7.50 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had current assets of $15,243 and current liabilities of $1,123,756, resulting in a working capital deficit of $1,108,513. The increase in the working capital deficit is due primarily to the Company's operating losses which were $93,304 and $348,917 for the three and nine month periods ended September 30, 1996, respectively. The majority of expenses are related to the operation of the Company's two existing prototype clinics. The Company is trying to obtain sufficient working capital to establish up to four more clinics and to launch a major advertising and public relations campaign which management believes would bring in additional revenue.
Management feels this additional revenue would make the clinics profitable.

     In April, 1996, the Company agreed to sell a total of 150,000 shares of unregistered common stock to two former directors and officers of the Company in a private placement transaction at approximately $.78 per share. The sale of these shares was completed in August, 1996, resulting in gross proceeds to the Company of $117,350.

     In July 1996, the Company borrowed from Ann Heesch, the wife of Gary Heesch, the Company's President, $40,000, bearing interest at 10% per annum, payable in six months. As consideration for the loan, the Company issued 20,000 shares of Common Stock to Mrs. Heesch.

     During the three month period ended September 30, 1996, the sold 20,000 shares to certain individuals for gross proceeds of $20,000. In addition, the Company issued an aggregate of 24,500 shares of common stock to various individuals as payment of fees for certain loans made to the Company. Further, the Company issued 250 shares to a shareholder/creditor of the Company in exchange for cancellation of $11,104 debt owed by the Company, and 101,250 shares to certain individuals for consulting services valued at approximately $4,002. (See "SALE OF UNREGISTERED SECURITIES DURING THE REPORTING PERIOD" below.)

     In August, 1996, the Company borrowed $5,000 from an individual pursuant to a note. The note is payable with the proceeds of any major funding and accrues interest at 15% per annum.

     The Company will continue to seek both debt and equity funding to begin a marketing program to bring in additional revenue and to meet its current obligations, however, due to the Company's financial condition, it would be difficult to obtain debt financing.

RESULTS OF OPERATION

     During the nine months ending September 30, 1996, the Company had revenues of $89,386 compared to $187,350 during first nine months of 1995, a decrease of $97,964. During the three month period ending September 30, 1996, the Company recorded revenue of $25,959, compared to revenues of $53,041 for the same prior year period, a decrease of $27,0827. There are two reasons for this decrease in revenue. During the first nine months of 1995, the Company had three prototype clinics generating revenue from operations. The Company closed its clinic in Pocatello, Idaho in February, 1996. Also, during the first six months of 1995, the Company was doing some test advertising which management believes was responsible for the higher revenue during 1995. Because the Company has very limited working capital the Company has done very little advertising of its products and services during the first nine months of 1996. The Company's operating expenses decreased by 20% from the first nine months of 1995 to the first nine months of 1996, and decreased 11% for the three months ending September 30, 1996 as compared to the same three month period last year, due to a substantial reduction in the amount of advertising, which was partially offset by increased legal, accounting and administrative expenses that were associated with the Company becoming a public entity.

     The Company anticipates that the losses will continue until sufficient revenues and/or working capital is generated to launch a comprehensive marketing program.

SALE OF UNREGISTERED SECURITIES DURING THE REPORTING PERIOD

                                                NUMBER OF
          DESCRIPTION       NAME OF             OPTIONS/SHARES     EXERCISE/       EXPIRATION
DATE      OF TRANSACTION    PURCHASER/OPTIONEE  PURCHASED/GRANTED  PURCHASE PRICE  DATE
--------  --------------    ------------------  -----------------  --------------  ----------
7/10/96   Issue Common
          Stock as Fee      Ann Heesch               20,000         $0.001/share       N/A
7/25/96   Grant of Option   Ephraim Group           100,000         $1.00/share     7/25/99
7/25/96   Grant of Option   Ephraim Group           100,000         $2.00/share     7/25/99
7/25/96   Grant of Option   Ephraim Group           100,000         $2.50/share     7/25/99
8/9/96    Issue Common
          Stock as Fee      Brammer Family Trust      1,250         $1.25/share        N/A
8/12/96   Grant of Option   Gary V. Heesch          125,000         $0.001/share    12/31/96
8/12/96   Grant of Option   David K. Giles          125,000         $0.001/share    12/31/96
8/16/96   Sale of
          Common Stock      Ron Hollberg             75,000         $0.567/share       N/A
8/26/96   Purchase of
          Common Stock      Douglas and/or
                            Susan Larson             20,000         $1.00/share        N/A
9/17/96   Issue Common
          Stock for
          Settlement of
          Debt              Darwin Deakins              250         $44.41/share       N/A
9/17/96   Issue Common
          Stock for
          Services          Sterling Hanson           1,250         $0.001/share       N/A
9/17/96   Issue Common
          Stock as Fee      Jens C. Nielsen           1,750         $0.001/share       N/A
9/17/96   Issue Common
          Stock as Fee      Julie Martin and/or
                            Marla Saccomano             500         $0.001/share       N/A
9/17/96   Issue Common
          Stock as Fee      Diana Nicol and/or
                            David Nicol                 250         $0.001/share       N/A
9/17/96   Issue Common
          Stock as Fee      Ronald and/or Jeanette
                            Christensen                 250         $0.001/share       N/A
9/17/96   Issue Common
          Stock as Fee      Copper Coin Investments     500         $0.001/share       N/A
9/30/96   Exercise of
          Option            David K. Giles          125,000         $0.001/share       N/A
10/9/96   Issue Common
          Stock for
          Services          Ray Bishop               50,000         $0.04/share        N/A
10/9/96   Issue Common
          Stock for
          Services          James Miller             50,000         $0.04/share        N/A


     The securities issued in the foregoing transactions were issued in reliance on the exemption from registration and the prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in either section 3(b) and/or section 4(2) therefor and the regulations promulgated thereunder.

                   ITEM 1.  LEGAL PROCEEDINGS


     None.


                  ITEM 2.  CHANGES IN SECURITIES


     None.


            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


     None.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     None.


                   ITEM 5.  OTHER INFORMATION


     None.


           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.

             SEC
Exhibit      Reference
No.          No.           Description                           Location
-------      ---------     -----------                           --------

10.01           10         Consulting Agreement between the
                           Company and Ephraim Group
                           dated June 1,1996                   This Filing

10.02           10         Agreement between the
                           Company and Lindbergh-Hammer
                           Associates, dated November 1,
                           1996                                This Filing

 27             27         Financial Data Schedule             This Filing

     (b)  Reports on Form 8-K.

     None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WASATCH PHARMACEUTICAL, INC.
                              [Registrant]



Dated: November 14, 1996     /S/David K. Giles
                              Principal Accounting Officer