Form 10KSB
period 1996-12-31
WASATCH PHARMACEUTICAL INC
filed 1997-04-08
CIK 37848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       December 31, 1996
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-35700
                                            -------
WASATCH PHARMACEUTICAL, INC.
-----------------------------
(Exact name of registrant as specified in charter)

           Utah                                   84-0854009
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

714 East 7200 South, Midvale, Utah                         84047
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801)  566-9688
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [ ]  (2)  Yes [X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

  State issuer's revenues for its most recent fiscal year:  $117,265
                                                            --------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  At March 31, 1997, the aggregate market value of the voting stock held by nonaffiliates was $2,792,138 (based on 2,127,343 shares held by nonaffiliates multiplied by a average of the bid and ask price of $1.3125 per share).

  As of March 31, 1997, the Registrant had 6,635,956 shares of common stock issued and outstanding.

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

  NONE

PAGE

TABLE OF CONTENTS

PART I                                                                    PAGE
------                                                                    ----

ITEM 1.     DESCRIPTION OF BUSINESS.......................................   4

ITEM 2.     DESCRIPTION OF PROPERTIES.....................................   6

ITEM 3.     LEGAL PROCEEDINGS.............................................   9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........
9

PART II
-------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......  10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....  11

ITEM 7.     FINANCIAL STATEMENTS..........................................  14

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...........................  15

PART III
--------


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT...........................................................  17

ITEM 10.     EXECUTIVE COMPENSATION........................................
19

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT................................................  21

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................
22

PART IV
-------

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K........
23

PAGE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

DERMATOLOGY OPERATIONS

     Medisys is a research company in the field of Dermatology and was incorporated in Utah in September, 1989. Prior research was conducted primarily by Gary V. Heesch (currently President and CEO of Wasatch) through a predecessor company called Dermacare Pharmaceutical, Inc. ("Dermacare") beginning in the early 1980's. A substantial portion of Medisys's research has been devoted to developing the 'Skin Fresh Methodology" for the treatment of acne, eczema, psoriasis, contact dermatitis, seborrhea, and other less serious skin disorders. The treatment program avoids the use of prescription drugs taken internally and includes a regimen and the topical application of FDA approved antibiotics. Clinical studies were conducted in 1983 and 1985 using the Skin Fresh Technology with very favorable results. In 1989, Dermacare discontinued its operations and all of the rights to the technology were assigned to Medisys in exchange for a 5% royalty on product sales being paid to the former shareholders of Dermacare.

     In addition, Medisys has developed a family of products, including cleansers, astringents, and lotions that are sold as part of the treatment regimen. These products are manufactured in an FDA approved laboratory located in California. In connection with the sale of its products, Medisys may offer other skin care products such as soaps and cosmetics.

     Through clinical studies and test marketing at doctors' offices, the management of Medisys determined that optimum commercialization of the treatments could be accomplished only in a uniform and consistent clinical environment as opposed to the sale of the active prescription drug through pharmacies. Further, management of Medisys believes that for its skin care treatment to be successful (i.e., total or near total clearing of acne or eczema condition), the treatments must be used under a prescribed topical maintenance regimen. For this reason, Medisys created a wholly-owned subsidiary, American Institute of Skin Care, Inc. ("AISC"), for the purpose of operating medical skin care clinics. AISC set up three prototype clinics to begin treating patients, to train a staff of medical and support personnel, and to develop administrative procedures. The first clinic was established in Salt Lake City, Utah in February, 1994. The second clinic was established in Pocatello, Idaho in August, 1994, and a third clinic established in Provo, Utah in November, 1994. Hundreds of patients were treated in these three clinics through 1996 while medical and administrative procedures were finalized. During this prototype clinic stage, a limited amount of advertising was conducted by each clinic to experiment with different advertising media.
A national advertising company supervised these experiments and used the test results to develop a comprehensive advertising and public relations plan to launch with each new medical skin care clinic.

     Having completed the purposes for establishing the prototype clinics, and in an effort to reduce costs during the developmental stage, AISC closed its Pocatello, Idaho clinic in February, 1996 and reduced its Provo, Utah clinic operation to two days per week in March 1996. When adequate funds are raised, Wasatch intends to launch its marketing campaign and to set up two more skin care clinics. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

OIL AND GAS OPERATIONS

     The Company's oil and gas division commenced when the Company exchanged 2,000,000 of its common shares for a 25% interest in 50 oil and gas wells located in West Virginia. Under the terms of the agreement, Wasatch is entitled to 25% of the revenues and is obligated for 25% of the operating expenses. Although currently minimally productive, the plan is to greatly enhance production by using the improved technology and re-completion methods of 1997 to rework wells.
PAGE

ITEM 2. DESCRIPTION OF PROPERTIES


Dermatology and Administrative Operations

     The Company's administrative and clinical offices are located at 714 East 7200 South, Midvale, Utah, and consists of 1,800 square feet. The Company leases this space from 700 Union Partnership for $2.043 per month. The term of the lease is 36 months, of which there are 33 months remaining. In addition, the Company operates a part-time clinic at 777 North 500 West #206, Provo, Utah, consisting of 1,000 square feet. The Company leases this space from an unrelated third party for $700 per month. The term of the lease is 12 months, of which there are 10 months remaining.

Oil and Gas Properties and Operations

     On November 20, 1996, the Company exchanged 2,000,000 of its common shares for a 25% interest in 50 oil and gas wells. Under the terms of the agreement, Wasatch is entitled to 25% of the revenues and is obligated for 25% of the operating expenses. However, in any period where the operating expenses exceed operating revenues, such excess is carried forward to be recouped by the operator only to the extent there is future revenue in excess of expenses.

     The 50 wells are producing nominal amounts of oil and gas from one field in three counties of West Virginia (Ritchie, Wood and Pleasants Counties). At December 31, 1996, 100% of the Company's reserves were proved but undeveloped and were located on 31 leases containing 1718 gross (428 net) acres. Although currently minimally productive, the plan is to greatly enhance production by using the improved technology and re-completion methods of 1997 to rework wells that were originally drilled in the med-1980's.

     All fifty wells are completed well bores that will require cleaning and hookup or, in some instances, re-fracturing. It is estimated that approximately 50% of the wells can become commercial producers by cleaning up the well hole and replacing certain equipment.

     The re-completion program planned by the developer is estimated to cost between $35,000 and $125,000 per well. Such costs will be charged to other interests with no such costs being borne by the Company.

     In early 1997, the developer commenced the re-completion program that is designed to increase daily production to over 100 MFC of gas, the potential for other hydrocarbons is uncertain and not a part of the basic strategy. The initial production is projected to continue for six to eight months before commencing a downward trend to level off in the third year to 20 to 40 MCF daily.

     The acquired properties and interest were recorded at a fair market value that was derived from the cash price of comparable reserves purchased in the open market but is not in excess of the risk-discounted future net revenues of the properties. The carrying value ($3,719,536) is approximately 30% of future net revenues.
PAGE

Production, Price and Cost History

     The Company had only one month (December) of oil and gas operations in 1996. In that period it produced 709 MCF of gas which sold at an average price of $4.50 per MCF while its operating cost were $16.76 per MCF. Detailed information concerning the Company's gas producing activities is contained in the Supplementary Financial Information included in Note 10 to the Consolidated Financial Statements.

Dependency

     As a joint owner of its oil and gas properties, the company has a right to review, and in some cases audit and challenge, activities and costs billed to its joint interest. Although, Wasatch intends to vigorously apply this right, the Company is totally dependent on the property operator for the day to day decisions effecting resources, profitability, and decisions on environmental matters and compliance with governmental regulations.

Estimated Proved Reserves

     General - Reserve estimates contained herein were prepared by Ultra Engineering and Consulting, Inc. independent petroleum engineers, as of December 31, 1996.

     Quantities - The following table sets forth the estimated quantities of proved and proved developed reserves of natural gas owned by the Company for the year ended December 31, 1996 (its initial year of oil and gas operations) and principal components of the changes in the quantities of reserves for the period then ended. Proven developed reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required from re-completion.

                                                    MCF
                                                    ---

     Proved Reserves

        Beginning balance                             -0-
        Purchase of oil and gas property        3,275,584
        Production                                    709

        Ending Balance                                -0-

     Producing

        Non-producing                           3,274,875

        Total                                   3,274,875
PAGE

     Uncertainties in Estimating Reserves - Proved oil and gas reserves cannot be measured exactly. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve estimates are based on many factors related to reservoir performance, which require evaluation by the engineer interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Further, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Consequently, reserves estimates are subject to revision as additional data becomes available during the producing life of a reservoir. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves set forth herein will be developed within the periods anticipated.
In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct when judged against actual subsequent experience. The Company has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in filings with SEC.

Competition

     The Company operates in a highly competitive environment. Competition is encountered in acquiring reserves; marketing oil and natural gas and securing trained personnel. Many of the Company's larger competitors have financial and personnel resources substantially greater than those available to the Company. Such companies may be able to pay more for productive oil and natural gas properties and to define, evaluate, bid for and purchase a greater number of properties than the Company's financial or personnel resources permit. The Company's ability to acquire additional reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. There can be no assurance that the Company will be able to compete successfully in the future in acquiring reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel, and raising additional capital.

Regulation of Oil and Gas Marketers

     The Company's operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with those rules and regulation can result in substantial penalties. The regulatory burden on the oil and natural industry increases the Company's cost of doing business and, consequently, affects its profitability. However, the Company does not believe that it is affected in a significantly different manner by these regulations than are its competitors in the oil and natural industry.

Environmental Regulations

     General - Various federal, state and local laws and regulation governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Company's operations and costs. In particular, the Company's exploration, development and production operations and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. As with the industry generally, compliance with existing regulations increases the Company's overall cost of business. Affected areas include unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water, capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and gas exploration wastes and capital costs to construct, maintain and upgrade equipment and facilities.

Additional Information

     At December 31, 1996, due to a minimal level of operations and the fact that the re-completion program had not commenced, there are no comments to be made concerning production performance, productive wells and acreage, development and exploration or marketing.


ITEM 3. LEGAL PROCEEDINGS

     On April 4, 1996, a judgement was obtained against the Company in the amount of $21,954.83, by First Security Bank of Utah, N.A. (the "Plaintiff"), in connections with a bank overdraft. On June 27, 1996, the Company received a satisfaction of judgement as a result of completion of all payments owing on the judgement.

     On August 27, 1996, a Small Claims Affidavit and Order was filed in the Third Circuit Court, State of Utah from Dr. Don Houston, M.D. for past professional services in the amount of $4,100. The company is not disputing the debt and has elected not to file an answer to the compliant. As of March 31, 1997, the Company had not received a Notice of Default Judgement with respect to this matter.

     On February 5, 1997, a complaint was filed against American Institute of Skin Care, Inc. by Pacific Coast Publishers in the amount of $2,499.13. The company is not disputing the debt and has elected not to file an answer to the complaint. As of March 31, 1997, the Company had not received a Notice of Default Judgement with respect to this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.
PAGE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During the past three fiscal years there was no "established trading market" for shares of the Company's common stock until September 30, 1996.
The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

     At March 31, 1997, the Company's Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $1.25 and $1.50, respectively.

Fiscal Year Ended December 31, 1994           High Bid      Low Bid

First, Second, Third and Fourth Quarter          N/A           N/A

Fiscal Year Ended December 31, 1995

First, Second, Third and Fourth Quarter          N/A           N/A

Fiscal Year Ending December 31, 1996

First, Second and Third Quarter                  N/A           N/A
Fourth Quarter                                 $4.50         $1.25


     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 31, 1997, the Company had approximately 455 shareholders of record based on information provided by the Company's transfer agent.
PAGE

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     At this time, the operation of Wasatch consists of the operation of its two wholly owned subsidiaries, Medisys Research Group, Inc. ("Medisys") and American Institute of Skin Care, Inc. ("AISC"), the operation of its oil and gas operations and the fund raising efforts of Wasatch..

     Medisys owns all the rights to the technology developed by Mr. Heesch through Dermacare and Medisys, and has licensed AISC to operate clinics and sell products that relate to this technology and any future technology developed by Medisys. The technology has been used in prototype clinics for the past three years and has proven to be effective in its present form without additional development. Currently, other research and development has
been limited due to limited financial resources.    However, as funds become
available, Medisys will conduct additional research in the field of dermatology and other related medical fields, and will market its technology and products through AISC clinics and other marketing channels. Although the Company may choose to market its technology through licencing agreements, Medisys is not actively promoting the licensing of its technology.

     AISC currently operates a clinic in Salt Lake City, Utah and a clinic in Provo, Utah. As funds are available for expansion of its clinical operations, AISC plans to open and operate medical skin care clinics across the country using the "Skin Fresh Methodology". These company owned clinics, which are patterned after the prototype clinics, would be established in large metropolitan areas under the supervision of a licensed physician. Because the treatment approach to these common skin problems is mainly topical and doesn't rely on hard prescription drugs taken internally, medical assistants are used for most of the treatment follow-up. Physicians are used only when it is medically necessary. The treatment programs offered through the clinics for these common skin disorders are at a substantially lower cost than traditional treatments programs because they are primarily topical, they don't rely on the expensive hard prescription drugs taken internally and the majority of patients are effectively cleared in 2-3 months. The very high success rates experienced in the clinics and the cost savings over traditional treatment programs should provide a distinct advantage in the medical market place which is being driven by cost reductions and cost containment.

     Due to the lack of advertising and marketing, the two existing clinics are operating at approximately 10% of capacity. In the past, the clinics have required patients to pay for their services at the time they are provided and the patient is given a standard claim form to submit for insurance
reimbursement.   This policy of not accepting direct reimbursement from
insurance companies has had a somewhat negative impact on the clinic's ability to attract new patients. The prototype clinics have recently made the transition to where they will accept direct reimbursement from most insurance carriers. This should have a positive effect on the clinic's ability to attract new patients. An important strategy in our marketing program is to develop contract relationships with insurance companies that highlight the cost savings of our treatment program. An initial step would be to participate in a controlled study with a pilot insurance company to identify these cost savings.

     The market in the United States for those suffering from these common skin disorders is substantial, accounting for over 70% of the patients that seek medical treatment from dermatologists. In addition, a much larger market has opened up with the recent development of a skin rejuvenation treatment program that can be administered through the skin care clinics. The Company believes the key to successful clinic operation and to introduce the Skin Fresh Technology into the market place is an aggressive advertising and public relation campaign which includes a physician referral program, working closely with HMO's and insurance companies to become a contract provider, and various media advertising.

     The main activity of Wasatch has been to raise the funds necessary to establish medical skin care clinics all over the country. In the short term, Wasatch plans is to raise sufficient capital to begin its marketing program to increase revenue in the two existing clinics to the point where they are profitable and also to set up two or three additional clinics and make them profitable. Once there are 4-5 clinics operating at a profitable level, Wasatch would pursue a public offering to raise sufficient capital to set up clinics all over the country.

     At the present time and for the foreseeable future, the primary source of revenue and profits will come from the clinic operations of AISC. Wasatch will continue to seek funding for AISC. In addition, Wasatch is looking for other business opportunities which would further enhance shareholder value.


Liquidity and Capital Resources

     Because the Company is in the development stage, it has limited working capital and limited internal financial resources. The Company has had an operating loss of $1,584,379 since its inception due to the research and development effort, the cost of starting up and operating the three prototype clinics and costs involved in a fund raising effort. At December 31, 1996 the Company had a working capital deficit of $1.25 million which has not allowed the Company to borrow funds through conventional lending institutions. The report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. The Company is currently operating at a loss of approximately $42,000 per month with approximately 30% of the loss attributed to the clinic operation. The Company expects operating expenses to continue at approximately the same rate until bridge funding is received.
Once bridge funding is received, advertising and marketing expenses will increase as the Company launches its marketing program. The Company has not been able to secure funding from commercial lenders and has had to rely on cash flow from its clinic operations and loans from individuals to meet its current obligations.

     In the fall of 1996, the Company entered into three transactions which were intended to provide cash flow to the Company in the short term to meet its working capital requirements and to provide a long term return on investment.
PAGE

     On November 1 and 15, 1996, the Company entered into two similar agreements, each of which resulted in issuing 6,000,000 shares of the Company's stock to an insurance company for a $30,000,000 note payable to Wasatch (total of 12,000,000 shares for $60,000,000). The shares are being held in escrow pending payment of the note and the voting rights will remain with the Company's Board of Directors on a pro-rata basis until the note is paid. Payment on the notes will come from premiums generated by using the Wasatch stock in the capital and surplus account of an insurance company. The Company is entitled to 10% of the premiums generated on a monthly basis. Minimum payments were due under these two agreements within ninety days from the date of the agreement, however no payments were received within that time period. The insurance company has requested a 90 day extension for payment of this minimum amount, but the Company has not responded yet to the request.

     On November 20, 1996, the Company exchanged 2,000,000 of its common shares for a 25% interest in 50 oil and gas wells located in western West Virginia. Under the terms of the agreement, Wasatch is entitled to 25% of the
revenues and is obligated for 25% of the operating expenses.   However, in any
period where the operating expenses exceed operating revenues, such excess is carried forward to be recouped by the operator only to the extent there is future revenue in excess of expenses. Although currently minimally productive, the plan is to greatly enhance production by using the improved technology and re-completion methods of 1997 to rework wells that were originally drilled in the mid-1980's. The re-completion program planned by the developer is estimated to cost between $35,000 and $125,000 per well.
Such costs will be charged to other interests with no such costs being borne by the Company. This acquisition has given the Company a positive equity position by adding $3,719,000 to Shareholders Equity while providing the potential for increased cash flow as the wells are reworked and production increases.

     On November 29, 1996, the Company exchanged 750,000 shares of common stock for 12,000 shares of $250 par value preferred stock of an insurance company. The preferred stock has a 6% per annum dividend payable quarterly with the first dividend due February 28, 1997. No dividend has been paid and the Company has granted a 90 day extension on the payment of the dividend.

Results of Operations

     Revenues

     The purpose of the development stage was to establish medical and administrative procedures. During this period, revenues from operations have been limited because substantial funds have not been available to AISC to launch a major advertising and public relations campaign to promote the Skin Fresh Methodology.

     Revenues from clinic operations consist of professional fees charged for the services of the physician and trained medical assistants and product sales from the sale of products through the clinics. During the fiscal year ending December 31, 1996, revenues from operations were $114,244, a 49% drop from revenues for the fiscal year ending December 31, 1995. The drop in revenues is due to the closing of the Pocatello, Idaho clinic in March 1996, the reduction in advertising expense during the year and cutting back the Provo clinic to two days a week. Plans are to bring the Provo clinic back into full time service in the Spring of 1997 and to begin to do some light
advertising.   The company expects a slight increase in revenues during 1997 as a result of the transition to accepting insurance reimbursement direct from insurance companies. However, revenues from the clinic operations should not significantly increase during 1997 until the additional funds are raised which would allow the company to launch its marketing program.

     Expenses

     Operating expenses for the clinics in fiscal 1996 were lower than fiscal 1995 by $196,001 or 46%. This drop in operating expenses was due primarily to reductions in advertising, physician services and employee expenses as AISC was trying to reduce its operating losses during a time of declining revenues.

     The General & Administrative expenses of Wasatch increased $108,573 or 59% from fiscal 1995 to fiscal 1996 due mainly to increases in officer's compensation expense, and legal and accounting expense associated with the fund raising activity of Wasatch and the cost of being a public company.

     The Company had a combined operating loss of $1,584,378 since inception due to the costs of research and development during the early stages, the start-up and operating cost of the three prototype clinics for the past three years and the fund raising activities of Wasatch. Fixed monthly expenses to operate the clinics and the support staff of Wasatch amount to approximately $43,800 per month. Without additional funding from equity or debt sources, of which there can be no assurance that additional funds will be received, there is substantial doubt as to the Company's ability to satisfy its current obligations and continue in business.

     Plan of Operations

     The results of operations during the first three years of operating the prototype clinics are not indicative of future operating results because the purpose of the prototype clinics was to establish operational procedures and the Company did not have the funding available to launch the appropriate related advertising and marking campaign necessary properly promote the Company's technology. Working capital requirements for the past three years were financed through loans from private individuals. In order to continue operating the prototype clinics and pay the staff of the Company, additional funding will be needed until revenues from professional fees and the sale of product increase to the point to cover such costs.

     If the Company can obtain additional funding, the Company plans to open three additional clinics in strategic metropolitan areas and to begin a related advertising and marketing campaign to support the new clinics and the two clinics currently in operation. The Company's goal would be to expand clinical operations to other locations once the five clinics were operating profitability. The Company estimates that it will need approximately $500,000 to establish the three additional clinics and to launch the related marketing campaign. The Company will, for the time being, be dependent on the contract from the insurance company, the oil and gas investment and other investments to fund the expansion of the its clinical operations. If the existing investments are not able to produce the anticipated revenue needed, the Company will not have sufficient funds to carry out its plan without looking to other sources for funding.

     In the opinion of management, inflation has not had a material effect on the Company's financial position.



ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE


     On February 6, 1997, by mutual consent, the Company terminated its relationship with its independent auditors by accepting the resignation of Jones, Jensen & Company, Certified Public Accountants.

     During the Company's two most recent fiscal years and all interim periods leading up to the date of Jones, Jensen & Company's resignation, they did not issue any adverse opinions or disclaimer of opinion or qualify an opinion as to uncertainty, audit scope, or accounting principles, except as to the following:

     1. A limitation in the scope of audit procedures performed with respect to the Company's supplies inventory ($9,374) at December 31, 1995, due to the fact that the auditors were not engaged in time to observe the opening inventory; and

     2. A modified opinion relating to the fact the Company is a "development stage enterprise" and its ability to continue as a "going concern".

     Further, during the Company's two most recent fiscal years and all interim periods leading up to the date of Jones, Jensen & Company's resignation, the Company has had no disagreements with its former auditors as to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure except as to the following:

     In preliminary discussions concerning the Company's audit for its fiscal year ended December 31, 1996, the Company and its former auditors reviewed the Company's Report on Recoverable Reserves the Company had obtained relating to a 25% working interest in 50 oil and gas wells acquired by the Company in exchange for shares of the Company's common stock.

     Following such discussions a disagreement arose concerning the Company's proposed valuation of the oil and gas properties. As a result, the former auditors asked the Company to provide it with further geological studies relating to the properties to substantiate the Company's proposed valuation.

     After consultation with other professionals knowledgeable in the oil and gas industry, the Company's management concluded that the independent geologist's report based upon volumetric determinations was an adequate analysis of recoverable oil and gas and could be used as a basis for recording the acquired asset to support Company's proposed valuation.

     The Company discussed the former auditors request with the geologist who prepared the reserve report and he indicated that an individual well by well analysis would cost the Company at least $50,000 and take two to three months to complete. Consequently, the Company engaged another reserve expert to analyze and evaluate the oil and gas properties. The principal of the expert retained, Clifford Budd, is a petroleum engineer and experienced in reservoir analysis and reporting. Mr. Budd concluded that a determination based upon volumetric methods to support the Company's proposed valuation was appropriate for this group of wells for the following reasons:

     1. The wells, although completed, are technically nonproducing proven reserves, due to the major rework required; and

     2. According to the Society of Petroleum Engineers "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information", the volumetric method and analogous reserve modeling are acceptable basis for estimating recoverable reserves.

     The Company's management and board of directors, after discussing the delay that would occur and the additional costs related to obtaining a well by well analysis as requested by its former auditors and after considering its effect on the Company's impending programs to raise working capital, concluded that it was in the best interest of the Company and its shareholders to terminate its relationship with its former auditors and commence a search for a successor independent accounting firm. The decision to terminate the auditor's relationship was recommended and approved by the Company's board of directors.

     Gary V. Heesch, the C.E.O. and director of the Company discussed the subject matter of the disagreement with the Company's former auditors and the former auditors have been authorized to fully respond to inquires by others concerning the subject disagreement.

     The Company has requested that Jones, Jensen & Company review the foregoing disclosures and provide a letter addressed to the Securities and Exchange Commission stating whether they agree with the above statements and, if not, stating in what respects they do not agree. Jones, Jensen & Company's letter is included as an exhibit to the Company's Current report on Form 8-K/A, filed with the Commission on February 27, 1997.

     On February 13, 1997, the Registrant, with the concurrence of its board of directors engaged Thomas Leger & Co., L.L.P. as its principal independent auditors.

PAGE

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1996, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name               Age  Position                 Director or Officer Since
   ----               ---  --------                 -------------------------
Gary V. Heesch         60  President & Director     December 29, 1995
David K. Giles         51  C.F.O. & Secretary       December 29, 1995
Craig Heesch           59  Director                 December 29, 1995
Jack D. Brotherson     58  Director                 December 29, 1995
Robert Arbon, M.D.     60  Director                 December 29, 1995
W.A. Gary              55  Director                 April 13, 1996
Ronald J. Hollberg     64  Director                 October 1, 1996


Biographical Information

     Set forth below is certain biographical information for each of the Company's Officers and Directors:

Gary V. Heesch. Mr. Heesch has been a director of Medisys Research Group, Inc. since its incorporation in 1989 and its president since January, 1993. Mr. Heesch has been president and a director of Wasatch since December 1995. Since 1983, Mr. Heesch has developed technology in the field of Dermatology resulting in medical therapies directed at the treatment of acne, eczema and other common skin disorders.

David K. Giles, MBA. Mr. Giles has been a consultant with Medisys since 1993 and a vice president and secretary/treasurer of Medisys since June, 1994 and vice president and secretary of Wasatch since December 1995. Prior to coming to Medisys, Mr. Giles worked from 1981 to 1993 for EFI Electronics Corporation, Salt Lake City, Utah, a Utah public corporation [NASDAQ: EFIC], serving for most of that time as CFO and Vice President of Finance and Administration. Mr. Giles received his BS degree from the University of Utah
(1970) and an MBA from the University of Utah (1971).

Craig Heesch. Mr. Heesch has been a director of Medisys since 1989 and a director of Wasatch since December 1995. Since 1975, Mr. Heesch has been a senior partner at CV Associates, Vancouver, Washington, a technical consulting firm assisting in the development of technologies for disposition into the marketplace.

Jack D. Brotherson, Ph.D. Dr. Brotherson has been a director of Medisys since 1991, a director of Wasatch since December 1995 and has worked full time for Brigham Young University , Provo, Utah since 1969. Dr. Brotherson is currently a professor of Resource Management in the Department of Botany and Range Sciences, having earned several degrees including a BS from B.Y.U.
(1964), a MS from Iowa State University (1967), and a Ph. D. from Iowa State University (1969).

Robert Arbon, M.D. Dr. Arbon has been a director of Medisys since 1991 and a director of Wasatch since December 1995. Dr. Arbon is an ear, nose and throat specialist, and has for in excess of the past five years been practicing in Provo, Utah. Dr. Arbon received his BS degree from the University of Utah
(1961) and M.D. from the University of Utah, College of Medicine (1964).

W.A. Gary.   Mr. Gary has been a director of the Company since April 13, 1996.
Since February 5, 1996, Mr. Gary has been the President of Lindberg-Hammar Associates, Inc., a holding company for a surplus lines insurance carrier.
For four years prior to that, Mr. Gary was self-employed as a consultant working in the oil and gas, real estate, and mobile home industries.

Ronald J. Hollberg, Jr. Mr. Hollberg was a director of Ceron Resources Corporation, the company that merged into Medisys to form Wasatch and has been a director of Wasatch since October 1, 1996. Mr. Hollberg has been president and sole shareholder of Arjay Oil Company for more than five years and devotes full time to the business of Arjay Oil Company and other personal interests.

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

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has:

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

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses):

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdict ion, permanently or temporarily enjoining him or otherwise limiting, the following activities:

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


                     ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1996, the end of the Company's last completed fiscal year):

SUMMARY COMPENSATION TABLE

                                                          Long Term
Compensation

----------------------

                     Annual Compensation                  Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options
LTIP     All other
Principal Position Year     Salary  Bonus($) Compensation Awards   /SARs
Payout  Compensation
------------------ ----     ------  -------- ------------ ------   -------
------  ------------
Gary V. Heesch,     1996    -0-       -0-    $53,668      $  125(1)  -0-
-0-       -0-
President & CEO     1995    -0-       -0-    $36,595        -0-      -0-
-0-       -0-
(Wasatch            1994    -0-       -0-    $49,720        -0-      -0-
-0-       -0-
Pharmaceutical)


(1) Represent value of options to purchase 125,000 shares of common stock at $0.001 per share exercised in December 1996.

     The Company estimates that Mr. Heesch will receive annual compensation of approximately $70,000 for fiscal year 1997.

Employment Contracts and Termination of Employment and Changes in Control Arrangements

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company, except as noted below:

     Gary  V. Heesch, President and Chief Executive Officer,

     At a board meeting held April 13, 1996, the board agreed to pay to Mr. Heesch, as additional compensation, up to $25,000 as a performance bonus to be paid when monies are available.

     David K. Giles, Vice President and Secretary,

     At a board meeting held April 13, 1996, the board agreed to pay to Mr. Giles, as additional compensation, up to $35,000 as a performance bonus to be paid when monies are available.

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

     The Company has not established a cash payment to the directors for board of director's meetings. However, all directors are entitled to be reimbursed for travel and other out of pocket expenses for their attendance at board meetings. During the year, only Mr. Craig Heesch was reimbursed for travel from out of state for board meetings.

Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.
PAGE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1996, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,635,956* issued and outstanding shares of the Company's Common Stock, and the name and the shareholdings of each director and of all officers and directors as a group.

*[12,000,000 shares of the Company's common stock issued to Lindbergh-Hammer Associates, Inc. in exchange for a promissory note have been excluded from the issued and outstanding shares in the Company's financial statement presentation because the payment due on the promissory note is based on significant contingencies, none of which, at December 31, 1996, had occurred. Therefore, the 12,000,000 shares have been excluded from the total issued and outstanding shares of the Company's common stock in calculating the percentage ownership in the table below.]

Security Ownership of Certain Beneficial Owners

Title
 of      Name and Address              Amount and Nature of     Percentage
Class    Beneficial Owner              Beneficial Ownership(1)   of Class
-----    ----------------              --------------------     ----------
Common   International Casualty        D     2,000,000             30.1
         & Surety Co., Ltd, 5th Floor
         General Buildings
         29-33 Shortland Street
         Auckland, New Zealand

Common   Gary V. Heesch                        784,171 (2)         11.8
         1614 East 5600 South
         Salt Lake City, UT  84121

Common   Condor Insurance Limited              750,000             11.3
         504 Candado Place
         El Paso, TX  79912

Common   Craig Heesch                          395,455              6.0
         P.O. Box 15
         Yacolt, WA  98675

Security Ownership of Management of the Company

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------

Common   Gary V. Heesch, Pres., CEO,
          and Director                 D        784,171 (2)        11.8

Common   Craig Heesch, Director        D        395,455             6.0

Common   David K. Giles, VP, Sec.      D        325,000             4.9

[Table continues on next page]

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership(1)   of Class
-----    -----------------------       --------------------     ----------

Common   Robert Arbon, Director        D         75,000             1.1

Common   Jack Brotherson, Director     D         50,000              .8

Common   Ronald J. Hollberg, Jr.
          Director                     D        128,987             1.9

Common   W.A. Gary, Director           I          -0-(3)             -
                                              ---------            ----
         All Officers and Directors
          as a Group (7 person)        D      1,758,613            26.5
                                       I          -0-(3)
                                              =========

(1) Indirect and direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Includes 299,875 held in trust for the benefit of the children of Gary V. Heesch, with Dan Roberts as the trustee. Also included are 25,000 shares held in trust for the benefit of Carol Lee Poulton, with Mr. Heesch as trustee.
All of these shares are deemed to be controlled by Mr. Heesch.

(3) 12,000,000 shares of the Company's common stock have been issued to Lindbergh-Hammer Associates, Inc., of which W.A. Gary is the President and principal shareholder. The 12,000,000 shares have been excluded from the total issued and outstanding shares of the Company's common stock in calculating the percentage ownership in the table below.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions with Management and Others.

     On November 1, 1996 and November 15, 1996, the Company entered into two similar agreements with Lindbergh-Hammar Associates, Inc. ("Lindbergh-Hammar"), a holding company controlled by W.A. Gary, a Director of the Company, wherein, the Company issued an aggregate of 12,000,000 shares of its Common Stock in exchange for a note payable of $60,000,000, based on a valuation of $5.00 per share of common stock. The Company's board of directors has retained the voting rights to such shares until paid for by Lindbergh-Hammar. Payment on the promissory notes are to come from premiums generated by Lindbergh-Hammar's affiliated companies The Company is entitled to 10% of the premiums generated on a monthly basis. Since entering into the agreement with Lindbergh-Hammar no payments have been received by the Company.


PAGE

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of Thomas Leger & Co.,
 Certified Public Accountants............................................ 25

Consolidated Balance Sheets as of December 31, 1996...................... 26

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and from inception (September 7, 1989)
  through December 31, 1996.............................................. 28

Consolidated Statements of Changes in Common Stockholders' Equity
 (Deficit) from inception (September 7, 1989) through December
 31, 1996................................................................ 29

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1995, and from inception (September 7, 1989)
 to December 31, 1996.................................................... 30

Notes to Consolidated Financial Statements............................... 32


 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.


 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing


 (b) Reports on Form 8-K.

     On December 16, 1996, the Company filed a Current Report on Form 8-K with the Commission reporting the Company's acquisition of a 25% working interest in 50 gas wells. This report was amended on Form 8-K/A on February 24, 1997.PAGE

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

WASATCH PHARMACEUTICAL, INC.


Date: April 8, 1997    By /S/ Gary V. Heesch, President and CEO


Date: April 8, 1997    By /S/ David K. Giles, Secretary and CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 8, 1997    By /S/ Gary V. Heesch, Director


Date: April __, 1997    By ___ Craig Heesch, Director


Date: April 8, 1997    By /S/ Jack D. Brotherson, Director


Date: April 8, 1997    By /S/ Robert Arbon, MD, Director


Date: April __, 1997    By ___ Ronald J. Hollberg, Director


Date: April __, 1997    By ___ W.A. Gary, Director


Date: April 8, 1997    By /S/ Cecil Wall, Director
PAGE

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wasatch Pharmaceutical, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation) (a Utah corporation in the development stage) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 1995 and for the period September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1995 were audited by other auditors whose report, dated May 14, 1996, included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period September 7, 1989 (date of inception and incorporation of the principal development activity) through December 31, 1995 reflect total revenues and net loss of $337,700 and $1,080,270, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of other such auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, for the period from September 7, 1989 (date of inception and incorporation of the principal development activity) to December 31 ,1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise which has suffered recurring losses from operations and has a net working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/THOMAS LEGER & CO. L.L.P.

Houston, Texas
March 19, 1996

                            WASATCH PHARMACEUTICAL, INC.
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                                    1996
                                                               ------------
                                      ASSETS
Current Assets:
     Cash.....................................................$      11,990
     Accounts receivable, trade...............................        2,926
     Due from officers (Note 3)...............................        6,600
     Inventory (Note 1).......................................        8,586
                                                              -------------
          Total current assets................................       30,102
                                                              -------------
Property and Equipment (Notes 1 and 5)
     Oil and gas properties, successful efforts method:
       Property subject to amortization.......................    3,719,536
     Clinic furniture and fixtures............................       39,750
                                                              -------------
                                                                  3,759,286

     Less accumulated depreciation............................      (15,668)
                                                              -------------
     Total property and equipment, net........................    3,743,618
                                                              -------------
Other Assets
     Deposits.................................................          600
     Other (Note 6)...........................................          750
                                                              -------------
     Total Other Assets.......................................        1,350
                                                              -------------
TOTAL ASSETS..................................................$   3,775,070
                                                              =============

The accompanying notes are an integral part of these financial statements.

                            WASATCH PHARMACEUTICAL, INC.
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                                    1996
                                                               ------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Cash overdraft...........................................$         691
     Account payable:
       Trade..................................................      104,424
       Physicians.............................................       47,650
       Related party (Note 3).................................        6,500
     Accrued oil and gas expenses.............................        8,011
     Royalties payable (Note 4)...............................          883
     Accrued interest.........................................      161,226
     Accrued payroll taxes, interest and penalties............       44,109
     Current portion of notes payable (Note 5)
       Vendors................................................      117,333
       Shareholders...........................................      794,387
                                                              -------------
          Total current liabilities..........................     1,285,214
                                                              -------------
Long-Term Debt
     Notes payable - less current portion (Note 5)...........         5,000
                                                              -------------
Stockholders' Equity (Note 6)
     Preferred stock, $0.001 par value, 1,000,000 shares
      authorized, 49,258 shares issued and outstanding
      ($49,258 aggregate liquidating value)..................         2,463
     Common stock, $0.001 par value, 50,000,000 shares
      authorized, 6,635,956 shares issued and outstanding....         6,636
     Additional paid-in capital..............................     4,360,135
     Deficit accumulated during the development stage........    (1,584,378)
                                                             --------------
         Total...............................................     2,784,856

     Less Notes receivable option holder (Note 6)............      (300,000)
                                                             --------------
     Total Shareholders' equity..............................     2,484,856
                                                             --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................$    3,775,070
                                                             ==============

The accompanying notes are an integral part of these financial statements.

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the year ended
                                          December 31,              From
                                       ------------------       Inception to
                                       1996          1995       Dec. 31, 1996
                                    ----------    ----------    -------------
REVENUES
  Professional fee income...........$   31,529    $   69,251    $    145,866
  Product sales.....................    82,715       155,790         306,078
  Oil and gas sales.................     3,021          -              3,021
                                    ----------    ----------    ------------
  Total Revenues....................   117,265       225,041         454,965
                                    ----------    ----------    ------------
COSTS AND EXPENSES
  Costs of clinic operations
   Cost of product sold.............     7,072        17,664          37,294
   Salaries.........................    99,116        83,663         183,079
   Payroll taxes....................    11,237         8,700          19,937
   Employee leasing.................      -          113,347         218,745
   Physicians services..............    46,200        77,893         154,468
   Advertising......................    21,234        86,250         206,302
   Rent.............................    41,974        34,629         101,298
   Depreciation.....................     6,811         7,499          17,200
                                    ----------    ----------    ------------
  Clinic costs total................   233,644       429,645         938,323

 General and administrative expense
  (See Note 10).....................   291,965       183,392         860,631
 Oil and gas operations expense.....    11,837          -             11,837
                                    ----------    ----------    ------------
  Total operating expense...........   537,446       613,037       1,810,791
                                    ----------    ----------    ------------
LOSS BEFORE OTHER EXPENSES AND
 PROVISION FOR INCOME TAXES.........  (420,181)     (387,996)     (1,355,826)
                                    ----------    ----------    ------------
OTHER EXPENSES
  Interest expense..................    83,894        55,490         178,026
  Other - net.......................        33         7,769          50,526
                                    ----------    ----------    ------------
  Total other expenses..............   (83,927)      (63,259)       (228,552)
                                    ----------    ----------    ------------
LOSS BEFORE PROVISION FOR
 INCOME TAXES.......................  (504,108)     (451,255)     (1,584,378)
  Provision for income taxes
   (Note 7).........................      -             -               -
                                    ----------    ----------    ------------
NET LOSS............................$ (504,108)   $ (451,255)   $ (1,584,378)
                                    ==========    ==========    ============
NET LOSS PER COMMON SHARE...........$   (0.149)   $   (0.199)   $     (0.580)
                                    ==========    ==========    ============
AVERAGE SHARES OUTSTANDING.......... 3,380,960     2,265,275       2,689,946
                                    ==========    ==========    ============

The accompanying notes are an integral part of these financial statements.

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY (DEFICIT)


Additional   Accumulated
                                                     Common Stock
Paid-in     Development
                                                  Shares      Amount
Capital    Stage Deficit
                                                ----------  ----------
----------  -------------
Balance, September 7, 1989.....................       -     $     -     $
-     $       -
Stock issued at inception at approximately
 $0.0005 to the Company's founders for
 services rendered............................. 10,000,000       5,334
-             -
Contribution of capital by a shareholder.......       -         23,509
-             -
Net loss from inception through December
 31, 1992......................................       -           -
-         (170,895)
                                                ----------  ----------
----------  ------------
Balance, December 31, 1992..................... 10,000,000      28,843
-         (170,895)

Contribution of capital by a shareholder.......       -         20,000
-             -
Net loss for the year ended December 31, 1993..       -           -
-          (92,931)
                                                ----------  ----------
----------  ------------
Balance, December 31, 1993..................... 10,000,000      48,843
-         (263,826)

Common stock issued in payment of loan fees
 at $0.005 per share in December, 1994.........     75,000         375
-             -
Contribution of capital by a shareholder.......       -        170,434
-             -
Redemption and cancellation of common stock
 for cash and note payable.....................   (600,000)    (25,000)
-             -
Net loss for the year ended December 31, 1994..       -           -
-         (365,189)
                                                ----------  ----------
----------  ------------
Balance, December 31, 1994.....................  9,475,000     194,652
-         (629,015)

Stock issued at $0.005 per share for
 services rendered during 1995.................    837,216       4,186
-             -
Contribution of capital by a shareholder.......       -          1,000
-             -
Equivalent shares exchanged in the
 consolidation of Medisys Research Group, Inc.
 & Wasatch Pharmaceutical, Inc.................  1,777,040    (187,749)
184,051          -
Net loss for the year ended December 31, 1995..       -           -
-         (451,255)
                                                ----------  ----------
----------  ------------
Balance, December 31, 1995..................... 12,089,256      12,089
184,051    (1,080,270)

To give retro-active effect to a one for four
 reverse stock split (Note 6).................. (9,066,924)     (9,067)
9,067          -
                                                ----------  ----------
----------  ------------
Restated balance, December 31, 1995............  3,022,332       3,022
193,118    (1,080,270)

Proceeds from the sale of common stock.........     57,500          58
137,442          -
Cash proceeds from the exercise of employee
 stock options.................................    250,000         250
-             -
Stock issued in connection with the following:
 Borrowing funds...............................    148,374         148
-             -
 Consulting services...........................    100,000         100
-             -
 Services rendered.............................      7,500           8
-             -
 Cancellation of debt..........................        250        -
12,339          -
Stock exchanged for the following assets:
 Preferred stock of an insurance holding
  company (Note 6).............................    750,000         750
-             -
 Oil and gas properties (Note 1)...............  2,000,000       2,000
3,717,536          -
Stock issued for a short-term note under a
 November, 1996 stock option plan (Note 6).....    300,000         300
299,700          -
Net loss for the year ended December 31, 1996..       -           -
-         (504,108)
                                                ----------  ----------
----------  ------------
Balance, December 31, 1996                       6,635,956  $    6,636
$4,360,135  $ (1,584,378)
                                                ==========  ==========
==========  ============

The accompanying notes are an integral part of these financial statements.

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the year ended
                                          December 31,              From
                                       ------------------       Inception to
                                       1996          1995       Dec. 31, 1996
                                    ----------    ----------    -------------
CASH FLOWS FROM OPERATING ACTIVITY
 Net loss...........................$ (504,108)   $ (451,255)   $(1,584,378)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities-
   Depreciation and amortization....     7,617         7,861         18,366
   Expenses paid by shareholder.....      -            1,000         46,737
   Loss on fixed asset disposal.....     3,513          -             3,513
   Change in working capital........    92,256       178,956        355,383
                                    ----------    ----------    -----------
 Net cash used in operating
  activities........................  (400,722)     (263,438)    (1,160,379)
                                    ----------    ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITY
 Purchase of clinic equipment.......      (755)       (7,814)       (25,960)
 (Increase) decrease in other assets       266         1,393           (600)
                                    ----------    ----------    -----------
 Net cash used in investing
  activities........................      (489)       (6,421)       (26,560)
                                    ----------    ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITY
 Proceeds from borrowings...........   382,100       233,831      1,034,452
 Debt retired.......................  (120,000)       (2,349)      (125,947)
 Proceeds from sale of common stock.   137,500          -           137,500
 Capital contributed by shareholder.      -             -           154,800
 Services paid for with common stock       256         4,186          5,965
 Common stock exchanged for debt....    12,318          -            12,318
 Exercised employee stock options...       250          -               250
 Redemption of common stock.........      -             -           (20,409)
                                    ----------    ----------    -----------
 Net cash provided by financing
  activities........................   412,424       235,668      1,198,929
                                    ----------    ----------    -----------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...................    11,213       (34,191)        11,990

CASH AND CASH EQUIVALENTS, Beginning
 of period..........................       777        34,968           -
                                    ----------    ----------    -----------
CASH AND CASH EQUIVALENTS, Ending
 of period..........................$   11,990    $      777    $    11,990
                                    ==========    ==========    ===========

The accompanying notes are an integral part of these financial statements.

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the year ended
                                          December 31,              From
                                       ------------------       Inception to
                                       1996          1995       Dec. 31, 1996
                                    ----------    ----------    -------------
INCREASE (DECREASE) IN CASH FROM
 CHANGES IN OPERATING ASSETS
 AND LIABILITIES
  Accounts receivable...............$     (844)   $      961    $    (2,925)
  Due from officers.................    (6,100)         -            (6,600)
  Inventory.........................       788         6,190         (8,586)
  Cash overdraft....................   (26,271)       26,874            691
  Accounts payable:
   Trade............................    13,044        37,547        104,424
   Physicians.......................    26,400        21,250         47,650
   Related party....................    (1,000)         -             6,500
  Accrued expenses..................    86,239        86,134        214,229
                                    ----------    ----------    -----------
     Change in working capital......$   92,256    $  178,956    $   355,383
                                    ==========    ==========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Cash paid for interest............$   11,604    $     -       $    11,604
  Cash paid for taxes...............$     -       $     -       $      -

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Common stock issued for assets
   Acquire:
   Clinical equipment and fixtures..$     -       $     -       $    13,790
   Oil and gas properties........... 3,719,536          -         3,719,536
   Preferred stock of an insurance
    Company.........................       750          -               750
   For a short-term note............   300,000          -           300,000



The accompanying notes are an integral part of these financial statements.
PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995


1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business - The consolidated financial statements include Wasatch Pharmaceutical, Inc. (a development stage company) (Wasatch or the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc.

On December 29, 1995, Wasatch (formerly Ceron Resources Corporation) and Medisys Research Group, Inc. (Medisys) completed an Agreement and Plan of Reorganization whereby Wasatch issued 85% of its then outstanding shares of common stock in exchange for all of the issued and outstanding common stock of Medisys and the name was changed to Wasatch Pharmaceutical, Inc.

Medisys Research Group, Inc. (Medisys) was incorporated on September 7, 1989 as a Utah corporation for the purpose of developing treatment programs for various skin disorders. On January 21, 1994, American Institute of Skin Care, Inc. (AISC) was incorporated as a wholly owned Utah subsidiary of Medisys to administer the skin treatment programs developed by Medisys.

The acquisition of Medisys by Wasatch was accounted for as a purchase by Medisys because the shareholders of Medisys control the surviving company and Medisys becomes the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Wasatch in as much as its market value approximated the net asset carrying value. In summary, Wasatch is the acquiring entity for legal purposes and Medisys is the surviving entity for accounting purposes.

On January 16, 1996, Wasatch (formerly Ceron Resources Corporation) merged with and into Wasatch Pharmaceutical, Inc., which became the surviving corporation. The merger was for the purpose of changing the domicile of Wasatch from Delaware to Utah and modifying its capital structure.

Acquisition of Oil and Gas Properties - On November 20, 1996, Wasatch exchanged 2,000,000 of its common shares for a 25% interest in fifty oil and gas wells located in western West Virginia.

Under the terms of the agreement, Wasatch's is entitled to 25% of the revenues and 25% of the operating expenses from the wells. However, the property operator has a vendor's lien that entitles it to offset future revenues against cumulative operating deficits.

At the time they were acquired, the properties were not economically productive. The developer has commenced a program to re-complete each of the wells in 1997. The Company does not bear any of the re-completion costs.

In accordance with generally accepted accounting principles for non-monetary transactions, the acquired properties were recorded at a fair market value that was derived from the cash price for comparable recoverable reserves but is not in excess of risk discounted future net revenues.

PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

All of the Company's oil and gas properties are located in the United States. Under the successful efforts method adopted by the Company, the costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Cost centers for amortization purposes are determined on a field-by-field basis. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are taken into account in depreciation, depletion and amortization. Exploratory drilling costs are initially capitalized pending determination of proved reserves but are charged to expense if no proved reserves are found. Other exploration costs, including geological and geophysical expenses, leasehold expiration costs and delay rentals, are expensed as incurred. Unproved properties are periodically assessed for impairment in value, with any impairment charged to expense.

Use of Estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Statements of Cash Flows - Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Loss Per Share - The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The options outstanding at December 31, 1996 are not common stock equivalents due to their anti-dilutive effect.

Income Taxes - The Company has adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.
See Note 7 for additional information about the Company's tax position.

Inventory - Inventory is recorded at the lower of cost or market, on a first in, first out basis.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over lives ranging from five to seven years. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

1 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Principles of Consolidation - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. All material inter-company transactions and balances have been eliminated.

Restatement of Share Amounts - All per share amounts in these financial statements have been restated to the earliest period to give effect for a one for four stock split approved by the Board of Directors in August, 1996.

Concentrations of Credit Risk - Wasatch maintains its cash accounts in two banks located in the Salt Lake City, Utah metropolitan area. The cash balances are insured by the FDIC up to $100,000 at each bank. At December 31, 1996 the Company did not have any deposits in excess of $100,000 in a bank. Wasatch sells its products and services to individuals in the Salt Lake City and Provo, Utah metropolitan areas. Sales are for cash and using major credit cards, or through the extension of credit to the individual and/or their insurance carrier. Wasatch maintains adequate reserves for potential credit losses, and such losses have been within Management's estimates.

Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("FAS 123"), effective for Wasatch on January 1,1996. FAS 123 permits, but does not require, a fair value based method of accounting for employee stock option plans, resulting in compensation expense being recognized in the results of operations when stock options are granted. Wasatch plans to continue the use of its current intrinsic value based method of accounting for stock option plans where no compensation expense is recognized.

Changes in Basis and Presentation - Certain financial statement presentations for 1995 and for the period from inception on September 7, 1989 through December 31, 1995 have been reclassified to conform to the 1996 presentation. For the purpose of this financial presentation "Inception" shall mean September 7, 1989, which was the commencement of Medisys operations.

Legal Matters - Wasatch is subject to other legal proceedings which have arisen in the ordinary course of its business. In the opinion of management, these actions will not have a material adverse effect upon the financial position of Wasatch.

2 GOING CONCERN

Since inception, Wasatch has been a dual purpose development stage enterprise. First, it has developed its clinic based protocol and treatment programs for patient care and maintenance: in addition to the business processes for such patient care. Secondly, Wasatch has been pursuing a strategy to raise sufficient capital for nationwide expansion. At December 31, 1996, management projects that its business plan to commence the operational phase of its clinic treatment activities will be implemented in 1997.
PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

2 GOING CONCERN, continued

Wasatch's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Wasatch in its development stage has not established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Wasatch plans to eventually seek long-term funding through private and public stock offerings. Management believes that sufficient funding will be raised to meet operating needs during the remainder of its development stage.

3 RELATED PARTY TRANSACTIONS

Discussed below are related party transactions not included in other notes to the financials statements.

During the years ended December 31, 1995, 1994 and 1993, shareholders contributed $1,000, $170,434 and $20,000, respectively, to the Company for the payment of expenses on its behalf. These contributed capital amounts were recorded as additional paid-in capital.

On October 11, 1994, the Company entered into an agreement with a shareholder to redeem 150,000 shares for $25,000. The Company paid the shareholder $12,500 upon execution of the agreement, and an additional $5,000 and $1,000 during 1994 and 1996, respectively. The remaining balance of $6,500 is non interest bearing and is due on demand.

During 1996, the Company loaned $6,600 to its principal officer and shareholder. The amount bears interest at a rate of 7% per annum and is due October 18, 1997.

In 1996, the board of directors approved performance bonuses of $35,000 and $25,000 for two principal officers with the stipulation that the amounts are to be paid only when sufficient cash is available. Management considers this to be accruable additional compensation only when sufficient monies are available to pay the bonuses. As of December 31, 1996 only one officer had been paid (approximately $4,000) and the payment was recorded as compensation.

4 ROYALTIES PAYABLE

A subsidiary of the Company (Medisys) acquired the marketing rights to certain skin care products during 1991. As part of the agreement, Medisys is required to pay royalties equal to 5% of gross product sales. Once royalties totaling $10,000,000 have been paid, Medisys will own the technology associated with the skin care products. Annual royalty payments are due April 1 of the following year.
PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

5 NOTES PAYABLE

Notes payable at December 31, 1996 are as follows:

Unsecured notes payable to shareholders dated at various
dates, accruing interest at 10%, generally are to be
repaid from the proceeds of a proposed share offering
and in some cases are past due by terms of the note.................$ 594,387

Unsecured notes payable to vendors dated various dates,
accruing interest at rates ranging from 6% to 10%.
Certain notes are guaranteed by an officer of the Company...........  117,333

Unsecured notes payable to a director of a subsidiary,
dated April 6, 1995 with interest at 10% due April 30, 1998.........    5,000

Notes payable to two shareholders, dated December 5, 1996,
due June 5, 1997, collateralized by the Company's interest
in the oil and gas properties, accruing interest at 20%.
In addition, the Company has agreed to reserve 20% of all
funds received from the sale of stock options and 20% of
the receipts received from an insurance company to be used
to pay off these notes (See Note 6 for further information
on the insurance company)...........................................  200,000
                                                                    ---------
                                                                      916,720

Less current portion................................................  911,720
                                                                    ---------
Total long-term liabilities.........................................$   5,000
                                                                    =========

6 CAPITAL STRUCTURE

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and up to 1,000,000 shares of preferred stock with a par value of $0.001 per share. In establishing a preferred stock class or series, the Board of Directors is vested with the authority to fix and determine the powers, qualifications, limitations, restrictions, designations, rights, preferences, and other variations of each class or series.

Common Stock - In August 1996, the Board of Directors authorized a 4-for-1 reverse split of common stock. All references in the financial statements to the number of shares and per share amounts of Wasatch's common stock have been retroactively restated to reflect the decrease in the number of common shares outstanding.

Stock Options - Employees - In August 1996 the Company granted options to its two principal officers to purchase 250,000 shares of common stock for $250. The options were exercised in September and December, 1996. In November 1996, Wasatch reserved 100,000 shares of the Company's stock as potential compensation to consultants. The shares to be issued are to be determined by the President. In September, 1996, the Company granted options to four shareholders to purchase 750 shares of common stock for $2.00 per share. The options expire in two years.

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

6 CAPITAL STRUCTURE, continued

Stock Options - Consultant - In November 1996, Wasatch granted the following stock options to a capital markets consulting company in connection with services rendered and to be rendered in the future (See Note 8 regarding this consulting agreement). The stock options expire November 5, 1998.

    Granted Option Shares                  Price per Share
    ---------------------                  ---------------
         400,000                               $1.00
         300,000                                1.50
         400,000                                2.00
         300,000                                2.50
         100,000                                3.00

In December 1996, options for 300,000 shares were exercised by the consulting firm and Wasatch was given a one year non-interest bearing note for $300,000. The shares were issued and the outstanding balance of the note has been recorded as a reduction to shareholders' equity.

Escrowed Share Agreement - On November 1 and 15, 1996, the Board of Directors authorized two agreements, each of which resulted in issuing 6,000,000 shares of the Company's stock to an insurance company for a $30,000,000 note payable to Wasatch (total of 12,000,000 shares for $60,000,000). Each agreement contains generally the same terms and conditions. The shares are being held in escrow pending payment of the note and the voting rights will remain with the Company's Board of Directors on a pro-rata basis until the note is paid.

The note payments can be made several different ways and are to some extent, dependent on the price of the Company's stock. In addition, the agreement provides for a minimum payment commencing February 15, 1997. This minimum payment has not been made and the insurance company has requested an extension of time for payment. The Board of Directors has not responded to that request for an extension. The Company has an option to buy back 6,000,000 or 5,880,000 shares of the Company's common stock at $5.00 or $7.50 per share, depending on the date of the agreement. The term of that option begins three years and expires five years from the date of the agreement.

In as much as the transaction is dependent on significant contingencies, none of which have occurred, nothing has been recorded by Wasatch.

Preferred Stock Purchase - On November 29, 1997, the Company exchanged 750,000 shares common stock for 12,000 shares of $250 par value preferred stock of the parent of an insurance company. The preferred stock has a 6% per annum dividend with the first dividend due February 28, 1997. In February, 1997, the Company granted a 90 day extension for the initial dividend payment. Management considered this to be a speculative investment and the exchange was recorded at a nominal amount equal to the par value of the Company's common stock ($750).
PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

6 CAPITAL STRUCTURE, continued

Contested Consulting Options - On June 7, 1996, Wasatch executed a consulting agreement which granted the following stock options (See Note 8 regarding the contested consulting agreement). The stock options expire June 1, 1999.

    Granted Option Shares                  Price per Share
    ---------------------                  ---------------
         100,000                               $0.25
         100,000                                0.50
         100,000                                0.625

In October, 1996 100,000 common shares were issued to the consultants in accordance with the agreement. The company recorded these shares for a nominal value equal to the par value of $100.

Non Qualified Stock Option Plan - On December 16, 1996, Wasatch adopted the 1996 Non Qualified Stock Option Plan ("Plan") with 1,700,000 shares of the Company's common stock being issuable at the discretion of Board of Directors. The terms, exercise price and vesting, as well as other rights, will also be determined by the Board of Directors. The Plan would allow the Company to provide stock as an incentive to employees, officers, directors and consultants who provide services to the Company. As of December 31, 1996, 1,500,000 options have been granted under this plan.

Preferred Stock - The Company's preferred stock (Series A) entities the holder to per-share annual dividends equal to 20% of the Company's net income divided by 300,000, times the number of shares of preferred stock outstanding (3.28% of net income based on preferred stock outstanding at December 31, 1996 and
1995). Dividends are required to the extent that there is net income and that there are funds legally available. To the extent funds are not legally available in net income years, the payment of the dividends calculated shall be deferred until such time as there shall be funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1 per share plus accrued and unpaid dividends. There were no accrued and unpaid dividends at December 31, 1996 and 1995.

On July 26, 1994, the shareholders of the Company passed a resolution to allow the exchange of one share of preferred stock for two shares of common stock. To date, no shares of preferred stock have been exchanged.
PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

6 CAPITAL STRUCTURE, continued

Preferred stock transactions for the two years ended December 31, 1996 were:

                                                          Shares      Amount
                                                          ------      ------
Balance, December 31, 1994................................  -         $ -

Stock issued in the consolidation of Wasatch and Medisys..49,258       2,463
                                                          ------      ------
Balance, December 31, 1995 and 1996.......................49,258      $2,463
                                                          ======      ======

Options - Stock option activity for the Company during 1996 was (no options were granted in 1995) as follows:
                                                           1996
                                                        ----------
Stock options outstanding, beginning of year                  -
Granted during year:

                     Price per Share
                     ---------------
                        $0.001                             250,000
                         0.25                              100,000
                         0.50                              100,000
                         0.625                             100,000
                         1.00                              400,000
                         1.50                              300,000
                         2.00                              400,000
                         2.50                              300,000
                         3.00                              100,000
                                                        ----------
                                                         2,050,750
                                                        ----------
Exercised during year:
                         0.001                             250,000
                         1.00                              300,000
                                                        ----------
                                                           550,000
                                                        ----------
Expired during year:                                          -
                                                        ----------

Stock options outstanding, end of year (per share:
$0.25 to $3.00 at December 31, 1996 See Note 8
contested consulting agreement)                          1,500,750
                                                        ==========
PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995
6 CAPITAL STRUCTURE, continued

During 1996 the Company issued stock under the two following stock option agreements:

                                     Issued      Option Price    Grant Date
                                     ------      ------------    ----------
To officers of the Company           250,000        $0.001        8/12/96
Under a consulting agreement         300,000        $1.00        11/18/96

There are not other stock purchase plans at December 31, 1996.

The estimated fair value of the options granted during 1996 was $.001 for the officers plan and $.23 for the stock issued in connection with the consulting agreement.

The fair value of options granted was estimated on the date of grant by using the Black-Scholes options pricing model assuming a risk free interest rate of 5.82% and 6% for two and three year options, respectively, no expected dividend yield, and expected life of two and three and zero expected volatility. The zero volatility was assumed because the shares were not tradeable in a secondary market system when the options to purchase were granted.

The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option agreement. Had compensation cost been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the year ended December 31, 1996 would have been as reflected in the pro forma amounts indicated below:

Net loss                                     $530,065
                                             ========
Net loss per common share                    $    157
                                             ========

7 INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax:

                                                       1996         1995
                                                    ----------   ----------
Loss before income taxes                            $ (504,108)  $ (451,255)
                                                    ==========   ==========
Income tax benefit computed at statutory rates      $ (171,397)  $ (153,427)
  Increase in valuation allowance                      168,079      153,427
Permanent differences:
  Nondeductible expenses                                 3,318         -
                                                    ----------   ----------
  Tax Benefit                                       $     -            -
                                                    ==========   ==========

No federal income taxes have been paid since the inception of the Companies.

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

7 INCOME TAXES, continued

Deferred Income Taxes - Deferred income tax provisions for the years ended December 31, 1996 and 1995 result from the following temporary differences:

                                                       1996         1995
                                                    ----------   ----------
Net operating loss carryforward benefit             $ (168,079)  $ (153,427)
Valuation allowance                                   (168,079)    (153,427)
                                                    ----------   ----------
Total deferred tax benefit                          $     -      $     -
                                                    ==========   ==========

The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                                       1996         1995
                                                    ----------   ----------
Deferred tax liabilities                            $     -      $     -
Deferred tax assets:
  Net operating loss carryforwards                     535,371      367,292
  Charitable contribution carryforwards                   -            -
  Alternative minimum tax credit carryforwards        (535,371)    (367,292)
                                                    ----------   ----------
  Total deferred tax assets                               -            -
                                                    ----------   ----------
Net deferred tax liability                          $     -      $     -
                                                    ==========   ==========

Net Operating Loss Carryforwards - As of December 31, 1996, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $1,574,618, which expire in 2007 through 2011, and net operating loss carryforwards for alternative minimum tax purposes of approximately the same amount which expire in 2007 through 2011. Due to ownership changes, future utilization of the net operating loss carryforwards will be limited by Internal Revenue Code Section 382.

8 COMMITMENTS AND CONTINGENCIES

Lease Commitment - The Company has two leases for office space. One lease has a rent of $650 per month through January 31, 1997 and $700 per month through January 31,1998 with a one year option for rent of $725 per month. The second lease has a rent of $2,050 per month and expires in October, 1999.

Consulting Agreement - On November 18, 1996, the Board of Directors ratified a consulting agreement with a company to provide services consisting of financial and business consulting for a period of one year (contract expires November 5, 1997). In consideration for these services, the Company granted stock options to the consulting company (See Note 6 for details of the option granted).

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995


8 COMMITMENTS AND CONTINGENCIES, continued

Contested Consulting Agreement - On June 7, 1996, Wasatch entered into an agreement with a consulting company who was to provide financial and business advice. In consideration for this service the Company granted stock option to the consulting company (See Note 6 for detail of the options granted). Also Wasatch agreed to pay a retainer of $3,000 per month and certain types of expense not to exceed $1,000 per month. The monthly retainer and expense reimbursements were to be paid back under certain conditions. As of December 31, 1996, Wasatch had paid $500 under this agreement. Also, the Company issued the consulting firm 100,000 of its common shares of Company. Due to lack of performance on the part of the consultants, the Company sent the two principals in the consulting company an agreement to terminate the prior agreement as of February 4, 1997. To date one principal has signed the termination agreement, but the second principal has not.

9 SUBSEQUENT EVENT

In March, 1997, the Company authorized the issuance of 2,200,000 common shares to key officers and directors as compensation for past services and assistance.

10 GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses are as follows:
                                                           From
                                       December 31,        Inception
                                    1996         1995      Dec. 31, 1996
                                 ----------   ----------   -------------
Officers compensation            $  143,149   $   84,995   $    382,584
Professional fees                    49,159        2,910        174,757
Travel                               20,435       13,209         34,360
Telephone                            13,649       16,450         33,334
Other                                65,573       65,828        235,778
                                 ----------   ----------   ------------
                                 $  291,965   $  183,392   $    860,631
                                 ==========   ==========   ============
PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

11 SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

This footnote provides unaudited information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities."

Capitalized Costs - Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below.

                                                             Year Ended
                                                          December 31, 1996
                                                          -----------------
Capitalized costs, properties subject to amortization         $3,719,536
Accumulated depreciation, depletion and amortization                 806
                                                              ----------
Net capitalized costs                                         $3,718,730
                                                              ==========

Costs Incurred - Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below.
                                                             Year Ended
                                                          December 31, 1996
                                                          -----------------
Property acquisition costs, proved                            $3,719,536
                                                              ==========

Results of Operations - Results of operations for the Company's oil and gas producing activities are summarized below.
                                                             Year Ended
                                                          December 31, 1996
                                                          -----------------
Oil and gas revenues                                          $    3,191
Production costs                                                 (11,201)
Depreciation, depletion and amortization                            (806)
                                                              ----------
Results of Operations                                         $   (8,816)
                                                              ==========

Results of operations from oil and gas producing activities are determined using actual historical revenues, production costs (including production related taxes), depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense are excluded from this determination of results of operations. Income tax benefit is computed by applying the statutory tax rates to earnings before income tax expense with recognition of tax credits and allowances relating to oil and gas producing activities. No income tax benefit was recognized during the reported periods.
PAGE

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

11 SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED), continued

Reserves - The Company's net ownership interest in estimated quantities of proved gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                                 Natural Gas (Mcf)
                                                       1996
                                                 -----------------
Proved developed
 Beginning of year                                        -
 Purchases of oil and gas properties                     3,276
 Production                                                 (1)
                                                        ------
End of year                                              3,275
                                                        ======
Proved developed reserves
 at end of year                                          3,275
                                                        ======

Standardized Measure - The table of the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interest in proved gas reserves as of year-end is shown below.
                                                             Year Ended
                                                          December 31, 1996
                                                          -----------------
Future cash inflows                                         $  14,736,938
Future production costs                                         2,357,910
Future development costs                                             -
Future income tax expenses                                           -

-------------         Future net cash
flows                                     $  12,379,028
  10% annual discount for estimating timing of cash flows       8,002,684
                                                            -------------
Standardized measure of discounted future net cash flows    $   4,376,344
                                                            =============

Future cash inflows are computed by applying year-end prices of gas to year-end quantities of proved gas reserves. Future production and development costs are computed primarily by the Company's independent petroleum consultants by estimating the expenditures to be incurred in developing and producing the Company's proved gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income taxes are based on year-end statutory rates and tax credits.
The tax credits equaled or exceeded the future income taxes. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company oil and gas properties.

The standardized measure of discounted future net cash flows as of December 31, 1996 was calculated using prices in effect as of those dates, which averaged $4.50 per Mcf of natural gas.

WASATCH PHARMACEUTICAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995

11 SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED), continued

Change in Standardized Measure - Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below.

                                                             Year Ended
                                                          December 31, 1996
                                                          -----------------
Changes due to current year operations:
 Production costs in excess of sales of oil and gas          $     8,816
 Purchases of oil and gas properties                           4,367,528
                                                             -----------
 Net increase (decrease)                                       4,376,344
Beginning of year                                                   -
                                                             -----------
End of Year                                                  $ 4,376,344
                                                             ===========

Sales of gas, net of production costs, are based on historical pre-tax results. Purchases of minerals in place are reported on a pre-tax discounted basis.