Form 10QSB
period 1997-03-31
WASATCH PHARMACEUTICAL INC
filed 1997-05-19
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     Class A Common Stock, $.001- 8,835,956 Outstanding as of March 31, 1997

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

     The unaudited balance sheet of the Company as of March 31, 1997, and the related audited balance sheet of the Company as of December 31, 1996, the unaudited related statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996 and from inception (September 7, 1989) through March 31, 1997, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets


                                     ASSETS

                                              MARCH 31,            DECEMBER 31,
                                                1997                   1996
                                             (Unaudited)

CURRENT ASSETS
  Cash                                      $    1,202             $   11,991
  Accounts receivable - trade                    1,996                  2,925
  Accounts receivable - stockholder              6,600                  6,600
  Inventory                                      9,813                  8,586
                                            ----------             ----------
        Total Current Assets                    19,611                 30,102

PROPERTY AND EQUIPMENT

Oil and gas properties, successful
  efforts method                             3,743,227              3,719,536
Furniture and office equipment                  41,154                 39,749
                                            ----------             ----------
                                             3,784,381              3,759,285
    Less accumulated depreciation
      & depletion                              (18,259)               (15,668)
                                            ----------             ----------
    Net property and equipment               3,766,122              3,743,617
                                            ----------             ----------

OTHER ASSETS
  Deferred costs                                11,775                    600
  Investment                                     1,332                    750
                                            ----------             ----------
                                                13,107                  1,350
                                            ----------             ----------
          TOTAL ASSETS                      $3,798,840             $3,775,069
                                            ==========             ==========

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                    Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                    MARCH 31,      DECEMBER 31,
                                                      1997             1996
                                   (Unaudited)

CURRENT LIABILITIES

  Cash overdraft                                 $     1,772      $       691
  Accounts payable - trade                           118,610          104,424
  Accrued physicians fees                             53,650           47,650
  Accounts payable related party                       6,500            6,500
  Joint operator payable                               5,535            8,011
  Royalties payable                                    1,027              883
  Accrued interest                                   182,903          161,226
  Accrued payroll taxes                               77,287           44,109
  Current portion of notes payable
    Vendors                                          112,333          117,333
    Stockholders                                     849,388          794,387
                                                 -----------      -----------
      Total Current Liabilities                    1,409,003        1,285,214

LONG TERM LIABILITIES
  Notes payable (less current portion)                 5,000            5,000
                                                 -----------      -----------
TOTAL LIABILITIES                                  1,414,003        1,290,214
                                                 -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
    1,000,000 shares authorized, 49,258
    issued and outstanding                                49               49
  Common stock, $0.001 par value,
    50,000,000 shares authorized,
    8,835,956 shares issued
    and outstanding.                                   8,836            6,636
  Additional paid-in capital                       4,906,832        4,362,549
  Deficit accumulated during the
    development stage                             (1,710,880)      (1,584,379)
                                                 -----------      -----------
                                                   3,204,837        2,784,855
  Less note receivable stockholder                  (820,000)        (300,000)
                                                 -----------      -----------
      Total Stockholder's Equity (Deficit)         2,384,837        2,484,855
                                                 -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                          $ 3,798,840      $ 3,775,069
                                                 ===========      ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations


                                                   THREE MONTHS ENDED                 THROUGH
                                                        MARCH 31,                     MARCH 31,
                                                  1997                 1996             1997
                                               (Unaudited)          (Unaudited)      (Unaudited)

REVENUES
  Professional fee income                    $     7,248          $     8,208        $   153,114
  Product sales                                   14,999               25,291            321,077
  Oil and gas sales                                1,495                    0              4,516
                                             -----------          -----------        -----------

    Total Revenues                                23,742               33,674            478,707
                                             -----------          -----------        -----------
OPERATING EXPENSES
  Cost of goods sold                               1,019                1,807             38,313
  Salaries                                        18,503               34,895            201,582
  Payroll taxes                                    2,375                3,804             22,312
  Employee leasing                                     0                    0            218,745
  Physicians fees                                 10,200               14,400            164,668
  Rent                                             8,035                9,969            109,333
  Advertising                                      4,359                7,221            210,661
  Depreciation                                     1,687                1,777             18,887
                                             -----------          -----------        -----------
    Total                                         46,179               73,873            984,502
  General and administrative                      82,555               69,290            943,186
  Oil and gas expenses                             6,145                    0             17,982
                                             -----------          -----------        -----------
    Total Operating Expenses                     134,879              143,163          1,945,670
                                             -----------          -----------        -----------

INCOME (LOSS) BEFORE OTHER
  INCOME (EXPENSE) AND PROVISION
  FOR INCOME TAXES                              (111,138)            (109,489)        (1,466,964)
                                             -----------          -----------        -----------

OTHER INCOME (EXPENSES)
  Interest expense                               (21,821)             (17,144)          (199,847)
  Other - Net                                      6,458               (1,782)           (44,068)
                                             -----------          -----------        -----------
Total Other Expenses                             (15,363)             (18,926)          (243,915)
                                             -----------          -----------        -----------
NET INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES                    (126,501)            (128,590)        (1,710,879)
Provision for income taxes                             0                    0                  0
                                             -----------          -----------        -----------

NET INCOME (LOSS)                            $  (126,501)         $  (128,590)       $(1,710,879)
                                             ===========          ===========        ===========

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK                            $    (0.018)         $    (0.043)       $    (0.607)
                                             ===========          ===========        ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        7,198,178            3,022,332          2,820,561
                                             ===========          ===========        ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows



                                                                       FROM
                                              FOR THE THREE          INCEPTION
                                               MONTHS ENDED            THROUGH
                                                  MARCH 31,           MARCH 31,
                                         1997              1996          1997
                                      (Unaudited)      (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Income (Loss)                   $  (126,501)      $ (128,590)    $(1,710,879)

Adjustments to Reconcile Net
  Income(Loss) to Net Cash
  Provided (Used) by Operating
  Activities
    Depreciation                            2,591           1,777           20,957
    Expenses paid by shareholder                0               0           46,737
    (Increase) decrease in receivables        929          (1,414)          (1,996)
    (Increase) decrease in
      receivables-related parties               0               0           (6,600)
    (Increase) decrease in inventory       (1,227)         (4,477)          (9,813)
    Increase (decrease) in cash
      overdraft                             1,081          (1,155)           1,772
    Increase (decrease) in accounts
      payable                                                   0                0
      Trade                                14,186          22,211          118,610
      Physicians                            6,000           7,145           53,650
      Related party                             0               0            6,500
    Increase (decrease) in accrued
      interest                             21,677          23,726          235,906
    Increase (decrease) in other
      accrued expenses                     30,846               0           34,359
                                      -----------       ---------      -----------
      Net Cash Provided (Used) by
        Operating Activities              (50,418)        (80,777)      (1,210,797)
                                      -----------       ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                (25,096)              0          (51,056)
  (Increase) decrease in other assets     (11,757)              0          (12,357)
                                      -----------       ---------      -----------
       Net Cash Provided (Used) by
         Investing Activities             (36,853)              0          (63,413)
                                      -----------       ---------      -----------

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                  (Continued)


                                                                                   FROM
                                                         FOR THE THREE           INCEPTION
                                                          MONTHS ENDED            THROUGH
                                                             MARCH 31,            MARCH 31,
                                                  1997                1996          1997
                                               (Unaudited)         (Unaudited)   (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                        $    55,000          $    80,000     $   1,089,452
  Repayment of loans                              (5,000)                   0          (130,947)
  Expenses paid with common shares                     0                    0             5,965
  Proceeds from sale of common shares                  0                    0           137,750
  Collection of share subscriptions               30,000                    0            30,000
  Capital contributed by shareholder                   0                    0           154,800
  Common shares exchanged for debt                     0                    0            12,318
  Redemption of common shares                          0                    0           (20,409)
  Costs of raising funds                          (3,517)                   0            (3,517)
                                             -----------          -----------     -------------
    Net Cash Provided (Used) by
      Investing Activities                        76,483               80,000         1,275,412
                                             -----------          -----------     -------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                      (10,788)                (777)            1,202

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                          11,990                  777                 0
                                             -----------          -----------     -------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                           $     1,202          $         0     $       1,202
                                             ===========          ===========     =============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid for interest                     $       114          $         0     $      11,718
  Cash paid for taxes                        $         0          $         0     $           0
SUPPLEMENTAL SCHEDULE FOR NON-CASH
  INVESTING AND FINANCIAL ACTIVITIES
Common shares issued for assets acquired
  Clinical equipment and fixtures            $        0           $         0     $      13,790
  Oil and gas properties                     $        0           $         0     $   3,719,536
  Preferred stock of insurance               $        0           $         0     $         750
  Common share subscription notes            $  550,000           $         0     $     850,000

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 1997 and December 31, 1996

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

        These consolidated financial statements are those of Wasatch Pharmaceutical, Inc. (A Development Stage Company) (the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. The Company was initially engaged in oil and gas exploration and development and returned to that line of business with an investment in oil and gas properties in November 1996. The Company's primary business segment is described below. In December 1995, the Company (formerly Ceron Resources Corporation; a dormant Delaware Corporation) merged with Medisys Research Group, Inc. and its wholly owned subsidiary American Institute of Skin Care, Inc. In January 1996 the Company was reincorporated in Utah.

        On December 29, 1995 Wasatch Pharmaceutical, Inc. (Wasatch) and Medisys Research Group, Inc. (Medisys) completed an Agreement and Plan of Reorganization whereby Wasatch issued 10,312,216 (on a 1 share for 1 share basis) shares of its common stock in exchange for all of the issued and outstanding common stock of Medisys. Pursuant to the reorganization, the name of the Company was changed to Wasatch Pharmaceutical, Inc. The acquisition was accounted for as a purchase by Medisys of Wasatch, because the shareholders of Medisys control the company after the acquisition and, therefore, Medisys is treated as the acquiring entity. Wasatch is the acquiring entity for legal purposes and Medisys is the surviving entity for accounting purposes.

        Medisys Research Group, Inc. (Medisys), was incorporated on September 7, 1989 (the inception of the Company's development stage) as a Utah Corporation for the purpose of developing treatment programs for various skin disorders. American Institute of Skin Care, Inc. (AISC), was incorporated on January 21, 1994 as a Utah corporation to administer the skin treatment programs developed by Medisys.

NOTE 2 - COMMON STOCK

        During the first quarter the following common share and common share option transactions occurred:
        a. On March 8, 1997, five Directors and one former Director of the company were each issued 200,000 restricted common shares in consideration for a non recourse promissory note for $50,000, b. On March 8, 1997, two principal officers of the company were each issued 500,000 restricted common shares in consideration for a non recourse promissory note for $125,000, c. Common share subscription obligations of $30,000 were paid during the quarter.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 1997 and December 31, 1996


NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the comparative three month period and from inception through March 31, 1997 are:

                                                         Inception
                               First Quarter             to March
                            1997         1996             31, 1997

Officer's Compensation   $  32,825    $  34,580          $  415,409
Legal and accounting        15,776       13,200             190,533
Travel                       4,995        4,614              39,355
Telephone                    4,261        2,786              39,595
Insurance                      162        1,234               4,544
Other                       24,536       12,826             255,750

                         $  82,555    $  69,290          $  943,186

NOTE 4 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue as a going concern. The Company is negotiating an agreement to raise short-term funding and plans to seek long-term funding through a stock offering. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the remainder of development stage.

NOTE 4 - CHANGES IN PRESENTATION

        Certain financial presentations for the first quarter of 1996 have been reclassified to conform to the 1997 presentation.

NOTE 5 - SUBSEQUENT EVENTS

        On May 1, 1997, the Company rescinded a private placement agreement with Lindbergh- Hammar Associates, Inc. (Lindbergh), whereby Lindbergh was to purchased 12,000,000 shares of common stock of the Company at $5 per share on a promissory note payable over a five year period in monthly amounts equal to ten percent (10%) of the Insurance Premium income generated as a result of the Company's stock being assigned to the capital and surplus account of Lindbergh.

                  ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

Skin Care Business

     The Company owns the proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis . As a follow-up to previous clinical studies, prototype clinics were established two years ago with the goal of duplicating the success rates achieved in clinical studies and to establish medical, business and administrative procedures that could be duplicated in clinics across the country. The two prototype treatment clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last three years and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing. At this time, the Company does not have the resources to fully implement a plan for the development and expansion of its clinic operation. Due to lack of working capital, the Company's financial statements contain a "going concern" disclosure which places into question the Company's ability to continue without substantial increases in revenues or additional long-term financing.

     The Company is seeking funding to open two more clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of the clinics. Management feels that the advertising and working with health insurance companies and HMOs, supplemented by a physician referral program would increase revenues above the break-even point.

Oil and Gas Operations

     In the fourth quarter of 1996, the Company acquired a substantial interest in proven reserves in West Virginia. In order to realize the full potential for the asset, substantial resources will be required to improve production and recomplete previously drilled oil and gas wells. The Company's joint interest operator is in the process of raising the funds to commence the redevelopment process.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had current assets of $19,611 and current liabilities of $1,409,003, resulting in a working capital deficit of $1,389,392, which is a 10% increase in the working capital deficit. The increase in the deficit is due primarily to the Company's operating loss which was $126,501 for the three month period ended March 31, 1997. The majority of expenses are related to the operation of the Company's two prototype clinics and the expenses of raising funds to expand its base of operating clinics.

     For the three months ended March 31, 1997, the clinics' operating loss decreased $16,267 to $23,962 when compared to the same quarter last year, which was offset by increases in General & Administrative expenses of $13,265 and a new Oil & Gas expenditure of $6,458. From inception to date, the majority of the expenses have been associated with the development of the treatment process for the clinics.

     During the first quarter of 1997, the Company has expended approximately $50,000 in completing the oil and gas acquisition and in efforts to raise additional operating capital.

RESULTS OF OPERATION

Skin Care Business

     During the three months ending March 31, 1997, the Company had revenues of $23,742 compared to $33,674 during the same three months of 1996, a decrease of $9.932. There are two reasons for this decrease in revenue. During the first three months of 1996, the Company had three prototype clinics generating revenue from operations. The Company closed its clinic in Pocatello, Idaho in February, 1996. The Company's clinic operating expenses decreased by 6% in the three months of 1997 as compared to the three months of 1996. due to a reduction in salaries and other overhead expenses. The Company's corporate expenses increased substantially due to increased legal, accounting and administrative expenses that were associated with fund raising activities and the additional cost of being a fully reporting public entity.

     The Company anticipates that the losses will continue until funding is obtained which will be used to launch the marketing program.

Oil and Gas Operations

        During the first quarter of 1997, there was no significant progress in the redevelopment of the Company's West Virginia oil and gas properties. Revenue and expenses were minimal, $1,495 and $6,145, respectively.

                   ITEM 1.  LEGAL PROCEEDINGS

     None.

                  ITEM 2.  CHANGES IN SECURITIES

        During the first quarter the following common share and common share option transactions occurred:
        a. On March 8, 1997, five Directors and one former Director of the company were each issued 200,000 restricted common shares in consideration for a non recourse promissory note for $50,000, b. On March 8, 1997, two principal officers of the company were each issued 500,000 restricted common shares in consideration for a non recourse promissory note for $125,000, c. Common share subscription obligations of $30,000 were paid during the quarter.

        The common shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1934 and the "Safe Harbor" of Regulation D, Rule 504.


            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     None.

            ITEM 5.  OTHER INFORMATION

     None.


            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.

            SEC
Exhibit     Reference
No.         No.            Description                             Location
-------     ---------      -----------                             --------

10:01       10             Cancellation letter
                           from the Company to
                           Lindbergh-Hammar Assoc.               This Filing

10.02       10             Resolution of the Board
                           of Directors authorizing the
                           issuance of 2.2 million restricted
                           common shares for non-recourse
                           notes.                                This Filing

10.03       10             Sample of non-recourse notes
                           signed by officers and directors.     This Filing


     (b)   Reports on Form 8-K

     None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WASATCH PHARMACEUTICAL, INC.
                              [Registrant]


Dated: May 15, 1997


/S/David K. Giles
-----------------------------
David K. Giles
Principal Accounting Officer