Form 10QSB
period 1997-06-30
WASATCH PHARMACEUTICAL INC
filed 1997-08-14
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     Class A Common Stock, $.001- 9,167,956 Outstanding as of June 30, 1997

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


     The Registrant's unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Registrant as of June 30, 1997, and the related audited balance sheet of the Registrant as of December 31, 1996, the unaudited related statements of operations and cash flows for the three month and six month periods ended June 30, 1997 and 1996 and from inception (September 7, 1989) through June 30, 1997, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

                                WASATCH PHARMACEUTICAL, INC.
                               (A Development Stage Company)
                                Consolidated Balance Sheets
                                                               JUNE 30,             DECEMBER 31,
                                                                 1997                   1996
                                                           ---------------         -------------
                                                               (Unaudited)
CURRENT ASSETS
     Cash                                                 $         3,369       $       11,991
     Accounts receivable - trade                                    4,513                2,925
     Notes receivable - officers                                   28,733                6,600
     Product and supplies inventories                              12,943                8,586
                                                          ---------------       --------------
          Total Current Assets                                     49,559               30,102
                                                          ---------------       --------------
PROPERTY AND EQUIPMENT
     Oil and gas properties,
          successful efforts method                             3,790,478            3,719,536
     Furniture and office equipment                                41,599               39,749
                                                          ---------------       --------------
                                                                3,832,076            3,759,285
          Less accumulated depreciation                           (21,141)             (15,668)
                                                          ---------------       --------------
     Net Property and Equipment                                 3,810,936            3,743,617
                                                          ---------------       --------------
OTHER ASSETS                                                       29,177                l,350
                                                          ---------------       --------------
          TOTAL ASSETS                                    $     3,889,671       $    3,775,069
                                                          ===============       ==============

  The accompanying footnotes are an integral part of these financial statements

                                                   WASATCH PHARMACEUTICAL, INC.
                                                   (A Development Stage Company)
                                                    Consolidated Balance Sheets

                                                                            JUNE 30,             DECEMBER 31,
                                                                              1997                    1996
                                                                      ---------------          --------------
                                                                          (Unaudited)
CURRENT LIABILITIES
     Accounts payable - trade                                         $        192,478         $    168,159
     Accrued interest                                                          198,085              161,226
     Other accrued expenses                                                     76,585               44,108
     Current portion of notes payable
        Vendors                                                                112,333              117,333
        Stockholders                                                           849,388              794,388
                                                                       ---------------         ------------
     Total Current Liabilities                                               1,428,869            1,285,214

LONG-TERM DEBT
     Notes payable (less current portion)                                        5,000                5,000
                                                                       ---------------         ------------
     Total Liabilities                                                       1,433,869            1,290,214
                                                                       ---------------         ------------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value, 1,000,000
        shares authorized with 49,258 issued
        and outstanding                                                             49                   49
     Common stock, $0.001 par value, 50,000,000
        shares authorized with 9,167,956 shares
        and 6,635,956 shares issued                                              9,168                6,636
     Additional paid-in capital                                              5,098,462            4,362,549
     Accumulated development stage deficit                                  (1,881,877)          (1,584,379)
                                                                       ---------------         ------------
                                                                             3,225,802            2,784,855
     Less amounts subscribed but unpaid of
       2,420,000 shares and 300,000 shares                                    (770,000)            (300,000)
                                                                       ---------------         ------------
     Total Stockholder's Equity                                              2,455,802            2,484,855
                                                                       ---------------         ------------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                         $     3,889,671         $  3,775,069
                                                                       ===============         ============


  The accompanying footnotes are an integral part of these financial statements


                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                       FOR THE                      FOR THE            INCEPTION
                                                                   SIX MONTHS ENDED           THREE MONTHS ENDED         THROUGH
                                                                       JUNE 30,                     JUNE 30,              JUNE 30,
                                                                  1997            1996          1997         1996          1997
                                                            ------------    -----------      ---------     ---------    -----------
REVENUES
  Professional fee income                                   $    16,738     $   16,604       $    9,490     $   8,396    $  162,604
  Product sales                                                  31,247         46,406           16,248        21,115       337,325
  Oil and gas sales                                               3,456              -            1,961             -         6,477
                                                            -----------     ----------        ---------     ---------    ----------
        TOTAL REVENUES                                           51,440         63,010           27,698        29,511       506,405
                                                            -----------     ----------        ---------     ---------    ----------
OPERATING EXPENSES
  Cost of products sold                                           2,667          3,640            1,648         1,833        39,961
  Salaries                                                       59,140         56,215           40,637        21,320       242,219
  Employee leasing                                                    -              -                -                     218,745
  Payroll taxes                                                   6,035          6,408            3,660         2,604        25,972
  Physicians fees                                                21,000         33,830           10,800        19,430       175,468
  Rent                                                           16,264         22,270            8,229        12,301       117,562
  Advertising                                                     1,944          6,302                -         4,250       208,246
  Depreciation                                                    3,385          3,577            1,698         1,799        20,585
  Other                                                           2,140          4,398             (275)            -         2,140
                                                            -----------     ----------       ----------     ---------    ----------
       Total Operating Expenses                                 112,575        136,640           66,398        63,537     1,050,898
GENERAL & ADMINSTRATIVE  EXPENSE                                183,548        144,321          100,991        74,261     1,044,179
OIL AND GAS EXPENSES                                             11,963              -            5,818             -        23,800
                                                            -----------     ----------       ----------     ---------    ----------
       TOTAL EXPENSES                                           308,087        280,961          173,207       137,798     2,118,878
                                                            -----------     -----------      ----------    ----------   -----------
INCOME (LOSS) BEFORE OTHER
 INCOME (EXPENSE) AND THE
 PROVISION  FOR INCOME TAXES                                   (256,647)      (217,951)        (145,509)     (108,287)   (1,612,473)
                                                            -----------     ----------       ----------    ----------   -----------
OTHER INCOME (EXPENSES)
 Interest expense                                               (47,004)       (36,121)         (25,183)      (18,977)     (225,030)
 Other - Net                                                      6,153         (1,541)            (305)          241       (44,374)
                                                            -----------     ----------       ----------    ----------   -----------
   Total Other Expenses                                         (40,851)       (37,662)            (488)      (18,736)     (269,404)
                                                            -----------     ----------       ----------    ----------   -----------
NET INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                                    (297,498)      (255,613)        (170,997)     (127,023)   (1,881,877)

  Provision  for Income Taxes

NET INCOME (LOSS)                                           $  (297,498)    $ (255,613)      $ (170,997)   $ (127,023)  $(1,881,877)
                                                            ===========     ==========       ==========    ==========   ===========
NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK                                            $    (0.046)    $   (0.084)      $   (0.026)   $   (0.042)  $    (0.635)
                                                            ===========     ==========       ==========    ==========   ===========
WEIGHTED  AVERAGE
 SHARES OUTSTANDING                                           6,496,829      3,028,962        6,655,934     3,035,519     2,964,559
                                                            ===========     ==========       ==========    ==========   ===========

  The accompanying footnotes are an integral part of these financial statements

                                                                 WASATCH PHARMACEUTICAL, INC.
                                                                (A Development Stage Company)
                                              Consolidated Statement of Changes in Shareholders' Equity
                                                                        (Unaudited)

                                                                                                                           TOTAL
                                                  PREFERRED                                 ADDITIONAL    ACCUMULATED       STOCK-
                                                    STOCK            COMMON STOCK            PAID-IN      DEVELOPMENT      HOLDERS
                                                    AMOUNT          SHARES        AMOUNT      CAPITAL    STAGE DEFICIT      EQUITY
                                                 ----------    ------------     ---------   ------------  -------------  ----------

Balance December 31, 1996                          $2,463        6,635,956        $6,636     $ 4,360,135  $(1,584,379)   $2,784,855
  Retroactive adjustment to the merged
  Preferred Stock Amount                           (2,414)               -             -           2,414            -
                                                 ---------      ----------        ------     -----------  -----------    ----------
Stockholders equity-per committed contracts            49        6,635,956         6,636       4,362,549   (1,584,379)    2,784,855

  Stock subscription notes outstanding                  -         (300,000)         (300)        299,700)                  (300,000)
                                                 --------       ----------        ------     -----------  -----------    ----------
Net equity December 31, 1996 - Restated             $  49        6,335,956        $6,336      $4,062,849  $(1,584,379)   $2,484,855
                                                 ========       ==========        ======     ===========  ===========    ==========
Stockholders equity-per committed contracts
  Balance December 31, 1996                         $  49       $6,635,956        $6,636      $4,362,549  $(1,584,379)   $2,784,855

  Cash proceeds from the exercise
   of stock options                                     -         125,000            125         124,875            -       125,000

  Stock issued in connection with:
   Past services of officers and directors              -       2,200,000          2,200        547,800             -       550,000
   Acquisition of West Virgina oil &
    gas properties                                      -         151,000            151         37,599             -        37,750
   Services rendered in connection with
    raising development stage funds                     -         106,000            106         26,394             -        26,500

   Shares returned with cancelled contract              -         (50,000)           (50)                                       (50)

   Cost of funds raised                                                                             (755)                      (755)

   Net loss for the six months ended
     June 30, 1997                                                                                            (297,498)    (297,498)
                                                 --------     ------------       ---------     -----------  -----------   ----------
Stockholders equity-per committed contracts           49        9,167,956          9,168        5,098,462   (1,881,877)   3,225,802

   Stock subscription notes outstanding                -       (2,420,000)        (2,420)        (767,580)           -     (770,000)
                                                 -------     ------------        --------     -----------   ----------   -----------
Balance June 30, 1997                               $ 49        6,747,956         $6,748       $4,330,882   (1,881,877)  $2,455,802
                                                 =======     ============        =======      ===========   ===========  ==========

  The accompanying footnotes are an integral part of these financial statements

                                                                   WASATCH PHARMACEUTICAL, INC.
                                                                 (A Development Stage Company)
                                                              Consolidated Statement of Cash Flows
                                                                        (Unaudited)
                                                                                                                 FROM
                                                              FOR THE                    FOR THE              INCEPTION
                                                         SIX MONTHS ENDED            THREE MONTHS ENDED        THROUGH
                                                             JUNE 30,                    JUNE 30,              JUNE 30,
                                                      1997             1996         1997        1996             1997
                                                  -----------    ------------     ---------   ---------     ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net Income (Loss)                               $     (297,498) $   (255,613)  $  (170,997) $  (127,023) $(1,881,877)

Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided (Used)
  by Operating Activities
    Depreciation and amortization                          5,473         3,576         2,882        1,799       21,141
    Depreciation on retired assets                                                                      -        2,698
    Expenses paid by shareholder                               -           756             0                    46,737
    (Increase) decrease in receivables                    (1,588)        4,850        (2,517)      (4,192)      (4,513)
    (Increase) decrease in related party receivable      (22,133)            -       (22,133)           -      (28,733)
    (Increase) decrease in product and                                                     -
       supplies inventories                               (3,982)       (2,647)        1,555        1,833      (12,568)
    (Increase) decrease In deposits                            -           135             -          135            -
    Increase (decrease) in accounts payable               24,319        14,345         3,052       (9,229)     192,478
    Increase (decrease) in accrued Interest               36,859        34,976        15,182       17,832      198,085
    Increase (decrease) In other accruals                 32,477             -             -            -       76,585
    Loss on asset disposal                                     -             -             -            -        3,513
                                                      ----------     ----------    ---------    ---------   ----------
Net Cash Provided (Used) by
    Operating Activities                                (226,072)     (199,622)     (172,976)    (118,845)  (1,386,453)
                                                      ----------     ---------     ---------    ---------   ----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchase of fixed assets                               (35,041)         (755)       (9,945)        (755)    (61,001)
  (Increase) decrease in other assets                     (7,202)            0           245            0      (7,802)
                                                      ----------     ---------     ---------    ---------    --------
Net Cash Provided (Used) by
    Investing Activities                                 (42,243)         (755)       (9,700)        (755)    (68,803)
                                                      ----------     ---------     ---------    ---------    ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES
    Proceeds from loans                                   55,000        82,100                      2,100   1,089,452
    Repayment of loans                                    (5,000)            -             -            -    (130,947)
    Expenses paid with common shares                       5,450             -         5,450            -      11,416
    Proceeds from sale of common shares                        -       117,500             -      117,500     137,500
    Capital contributed by shareholder                         -             -             -            -     154,800
    Collection of share subscriptions                     80,000             -        50,000            -      80,000
    Common shares exchanged for debt                           -             -             -            -      12,319
    Exercised stock options                              125,000             -       125,000            -     125,250
    Redemption of common  shares                               -             -             -            -     (20,409)
    Costs of raising funds                                  (755)            -         2,762            -        (755)
                                                    ------------     ----------    ---------    ---------   ---------
Net Cash Provided (Used) by
    Investing Activities                                 259,694       199,600       183,212      119,600   1,458,625
                                                    ------------     ---------     ---------    ---------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                               (8,622)         (777)        2,166            -       3,369

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                  11,991           777         1,203            -           -
                                                    ------------     ---------    ----------    ---------  ----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $      3,369     $       -    $    3,369    $       -  $    3,369
                                                    ============     =========    ==========    =========  ==========


  The accompanying footnotes are an integral part of these financial statements

                          WASATCH PHARMACEUTICAL, INC.
                        (A Development Stage Registrant)
                 Notes to the Consolidated Financial Statements
                       June 30, 1997 and December 31, 1996

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

         These consolidated financial statements are those of Wasatch Pharmaceutical, Inc. (A Development Stage Registrant) (the Registrant or Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. The Registrant was initially engaged in oil and gas exploration and development and returned to that line of business with an investment in oil and gas properties in November 1996. The Registrant's primary business segment is described below. In December 1995, the Registrant (formerly Ceron Resources Corporation; a dormant Delaware Corporation) merged with Medisys Research Group, Inc. and its wholly owned subsidiary American Institute of Skin Care, Inc. In January 1996 the Registrant was reincorporated in Utah.

         On December 29, 1995 Wasatch Pharmaceutical, Inc. (Wasatch) and Medisys Research Group, Inc. (Medisys) completed an Agreement and Plan of Reorganization whereby Wasatch issued 10,312,216 shares (on a 1 share for 1 share basis) of its common stock in exchange for all of the issued and outstanding common stock of Medisys. Pursuant to the reorganization, the name of the Registrant was changed to Wasatch Pharmaceutical, Inc. The acquisition was accounted for as a purchase by Medisys of Wasatch, because the shareholders of Medisys control the Registrant after the acquisition and, therefore, Medisys is treated as the acquiring entity. Wasatch is the acquiring entity for legal purposes and Medisys is the surviving entity for accounting purposes.

         Medisys Research Group, Inc. (Medisys), was incorporated on September 7, 1989 (the inception of the Registrant's development stage) as a Utah Corporation for the purpose of developing treatment programs for various skin disorders. American Institute of Skin Care, Inc. (AISC), was incorporated on January 21, 1994 as a Utah corporation to administer the skin treatment programs developed by Medisys.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                        SIX MONTHS          THREE MONTHS ENDED JUNE      INCEPTION
                                                      ENDED JUNE 30,                  30,               TO JUNE 30,
                                                     1997        1996          1997         1996           1997
                                                  ----------- ------------ ------------- ------------ ----------------
Supplemental disclosure of cash flow
        Cash paid for interest                       $10,144                   $ 10,000                      $ 21,748
        Cash paid for taxes
Supplemental schedule for non-cash
   investing and financial activities
   Common shares issued for assets acquired
        Clinical equipment                                                                                     13,790
        Oil and gas properties                        37,750                     37,750                     3,757,286
        Deferred offering costs                       20,625                     20,625                        20,625
        Prepaid marketing costs                          375                        375                           375
        Preferred stock                                                                                           750
        Common share subscriptions and notes         470,000                    (80,000)                      770,000
   Common shares issued for services                   4,850                      4,850                         4,850
                                                  ----------- ------------ ------------- ------------ ----------------
                                                    $543,744          -0-      $  6,400          -0-      $ 4,589,424
                                                  =========== ============ ============= ============ ================

                          WASATCH PHARMACEUTICAL, INC.
                        (A Development Stage Registrant)
                 Notes to the Consolidated Financial Statements
                       June 30, 1997 and December 31, 1996


NOTE 3 - COMMON STOCK

         During the second quarter the following common share and common share option transactions occurred (See the 10Q for the quarter ended March 31, 1997 for transactions occurring during that period):
         a. $125,000 was received by the Registrant upon the exercise of stock options for 125,000 shares of unrestricted common stock.
         b. 200,000 restricted common shares were issued to consultants for services rendered.
         c. 50,000 restricted common shares were canceled concurrent with the cancellation of a consultant's contract.
         d. The Registrant terminated contracts with an insurance company which resulted in the cancellation of 12,000,000 common shares that had been issued subject to certain performance criteria. At 12/31/96 year end, these 12,000,000 shares were not included in the outstanding shares because of the many contingencies on the payment of the issue price.
         e. The Registrant issued 57,000 restricted common shares to various consultants for services rendered.
         f. Common share subscription obligations of $50,000 were paid during the quarter.

NOTE 4 - GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses for the comparative three month period and from inception through June 30, 1997 are:


                               SIX MONTHS               THREE MONTHS              INCEPTION
                             ENDED JUNE 30,            ENDED JUNE 30,             TO JUNE 30,
                            1997         1996         1997         1996              1997
                        ------------- ----------- ------------- ------------ -------------------
Officer's Compensation      $ 81,092    $ 57,130      $ 48,267     $ 22,550          $  463,676
  Legal and accounting        43,267      24,079        27,491       10,879             218,024
                Travel        10,070      10,627         5,075        6,013              44,430
             Telephone         7,660       4,398         3,399        1,612              40,994
             Insurance           357       3,378           195        2,144              10,596
                 Other        41,103      44,709        16,564       31,063             266,459
                        ============= =========== ============= ============ ===================
                           $ 183,549   $ 144,321     $ 100,991     $ 74,261        $  1,044,179
                        ============= =========== ============= ============ ===================

NOTE 5 - GOING CONCERN

         The Registrant's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Registrant is in the development stage and has not established a source of revenues sufficient to allow it to continue as a going concern. The Registrant is negotiating an agreement to raise short-term funding and plans to seek long-term funding through a stock offering. Management believes that sufficient funding will be raised to meet the operating needs of the Registrant during the remainder of development stage.

                          WASATCH PHARMACEUTICAL, INC.
                        (A Development Stage Registrant)
                 Notes to the Consolidated Financial Statements
                       June 30, 1997 and December 31, 1996



NOTE 6 - CHANGES IN PRESENTATION

         Certain financial presentations for the second quarter and first six months of 1996 have been reclassified to conform to the 1997 presentation.







                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Skin Care Business

         The Registrant has proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis . After completing successful clinical studies, prototype clinics were established with the goal of duplicating the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in a network of Company clinics across the country. Two prototype treatment clinics are currently in operation in Utah. Although the Registrant has confirmed the technology through the successful treatment of hundreds of patients over the last three years and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

         To this date, the Registrant has not had the resources to fully implement its plan for the development and expansion of its clinic operation. Due to the lack of working capital, the Registrant's financial statements contain a "going concern" disclosure which places into question the Registrant's ability to continue without substantial increases in revenues or additional long-term financing.

         The Company is seeking funding to open two additional clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of its clinics. Management feels that through advertising, working with health insurance companies and HMOs and supplemented by a physician referral program revenues could be increased substantially thereby improving the 10% to 15% of clinic capacity currently being experienced.

         During the first six months of 1997, skin care revenues for the prototype clinics were down 12% and expenses decreased 9% when compared to the same locations in the prior year. The remaining revenue and expense decrease is attributable to the Pocatello, Idaho clinic that was closed in the first quarter of 1996.

Oil and Gas Operations

         In the fourth quarter of 1996, the Registrant acquired a substantial interest of proven reserves in West Virginia. In order to realize the full potential for this asset, substantial resources will be required to improve production and to recomplete previously drilled oil and gas wells. The Registrant's joint interest operator is in the process of raising the funds to commence the redevelopment process that is scheduled for the latter part of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Registrant had a working capital deficit of $1,379,310, which is approximately what it was at the end of the first quarter and a 10% increase from the prior year. The Registrant's operating loss for the six months ending June 30, 1997 was $297,498. The loss was funded through an extension of credit terms by the Registrant's vendors and noteholders ($45,000), the sale of stock ($205,000), and additional net borrowing ($50,000).

         For the three months ended June 30, 1997, the clinics' operating loss increased $6,634 to $40,660 when compared to the same quarter last year. From inception to date, the majority of the expenses have been associated with the development of the treatment process for the clinics.

         During  the  first  six  months  of  1997,  the   Registrant   expended
approximately $99,000 in completing the oil and gas acquisition and in efforts to raise additional operating capital.

RESULTS OF OPERATION

Skin Care Business

         During the first six months ending June 30, 1997, the Registrant had revenues of $51,440 compared to $63,010 during the same six months of 1996. There are two reasons for this decrease in revenue. During the first three months of 1996, the Registrant had three prototype clinics generating revenue from operations. The Registrant closed its clinic in Pocatello, Idaho in February, 1996. The Registrant's clinic operating expenses decreased by 6% in the first three months of 1997 as compared to the three months of 1996 due to a reduction in salaries and other overhead expenses. During the three months ended June 30, 1997, expenses increased $2,800 after substantial reduction in costs from the restructured clinic operation which was more than offset by increased personnel training costs in anticipation of opening additional clinics.

     The Registrant anticipates that the losses will continue until funding is obtained which will be used to launch the marketing program.

Oil and Gas Operations

         During the first half of 1997, there was no significant progress in the redevelopment of the Registrant's West Virginia oil and gas properties. Revenues and expenses from producing wells were minimal and the loss from operations totaled approximately $8,500 for the six months ended June 30, 1997. Investment in the oil and gas property increased $70,942 during the first six month period. General and Administrative Expenses

         Increases in General & Administrative Expenses during the second quarter were $26,730 when compared to the prior year and are attributable to the reasons set forth in the discussion below. The increase in general and administrative expenses during the six months ended June 30, 1997, when compared to the same period in the prior year, is attributable to the increased legal and audit costs associated with acquiring the West Virginia oil and gas interest, approximately $18,000, and increased officer's compensation , approximately $21,000, that was inordinately low in the prior year. The Registrant's corporate expenses increased substantially due to increased legal, accounting and administrative expenses that were associated with raising capital and the additional cost of being a fully reporting public entity.


ITEM 1.  LEGAL PROCEEDINGS


         None.


ITEM 2.  CHANGES IN SECURITIES


         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits.

                  Attached is the financial data schedule  required by paragraph
(b)(27) of this item.



        (b)   Reports on Form 8-K

                    None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WASATCH PHARMACEUTICAL, INC.
                              [Registrant]


Dated: August 14, 1997


/S/David K. Giles
Principal Accounting Officer