Form 10QSB
period 1997-09-30
WASATCH PHARMACEUTICAL INC
filed 1997-11-19
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 1997

  [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the transition period from _______________to_________________.

                        Commission file number: 000-22899

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:- Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

    Class A Common Stock              Outstanding  as of September 30, 1997.
          $.001                                   9,910,303

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The Registrant's unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and foot notes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         The unaudited balance sheet of the Registrant as of September 30, 1997, and the related audited balance sheet of the Registrant as of December 31, 1996, the unaudited related statements of operations and cash flows for the three month and nine month periods ended September 30, 1997 and 1996 and from inception (September 7, 1989) through September 30, 1997, are attached hereto and incorporated herein by this reference.

         Operating results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

                          WASATCH PHARMACEUTICAL, INC.
                         ( A Development Stage Company)
                           Consolidated Balance Sheets

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   1997               1996
                                                   ----               ----
                                                (Unaudited)
CURRENT ASSETS
 Cash                                      $          200       $        11,991
 Accounts receivable - trade                        7,090                 2,925
 Accounts receivable - stockholder                 17,667                 6,600
 Inventory                                          6,884                 8,586
 Prepaid expenses                                   4,848                     -
                                           --------------      ----------------
   Total Current Assets                            36,689                30,102
                                           --------------      ----------------
PROPERTY AND EQUIPMENT
 Oil and gas properties,
   successful efforts method                   3,790,478             3,719,536
 Furniture and office equipment                   41,490                39,749
                                          --------------       ---------------
                                               3,831,967             3,759,285
   Less accumulated depreciation                 (24,143)              (15,668)
                                          --------------       ---------------
 Net Property and Equipment                    3,807,824             3,743,617
                                          --------------       ---------------
OTHER ASSETS
       Deferred  offering costs                   60,124                     -
       Miscellaneous                                 875                 1,350

 Total Other Assets                               60,999                 1,350
                                         ---------------      ----------------
 TOTAL ASSETS                            $     3,905,512      $      3,775,069
                                         ===============      ================


 The accompanying footnotes are an integral part of these financial statements.


                          WASATCH PHARMACEUTICAL, INC.
                         ( A Development Stage Company)
                           Consolidated Balance Sheets

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                 1997               1996
                                                                 ----               ----
                                                              (Unaudited)
CURRENT LIABILITIES
  Accounts payable - trade                               $        19,510      $      168,159
  Accrued interest                                               223,270             161,226
  Other accrued expenses                                          81,360              44,109
  Notes and advances currently due
    Short-term shareholder loans                                  49,988                   -
    Debentures payable                                            50,000                   -
    Vendors                                                      112,333             117,333
    Stockholders                                                 854,388             794,387
                                                         ---------------      --------------
  Total Current Liabilities                                    1,563,848           1,285,214

LONG TERM LIABILITIES
  Notes payable (less current portion)                                 -               5,000
                                                        ----------------      --------------
TOTAL LIABILITIES                                              1,563,848           1,290,214

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value, 1,000,000
   shares authorized 49,258 issued & outstanding                      49                  49
  Common stock, $0.001 par value, 50,000,000
   shares authorized, 9,901,010 shares and
   6,635,956 shares issued and outstanding.                        9,910               6,636
  Additional paid-in capital                                   5,453,715           4,362,549
  Accumulated development stage deficit                       (2,037,011)         (1,584,379)
                                                        ----------------      --------------
                                                               3,426,665           2,784,855
    Less notes receivable shares issued                       (1,085,000)           (300,000)
                                                        ----------------      --------------
  Total Stockholder's Equity (Deficit)                         2,341,665           2,484,855
                                                        ----------------      --------------
  TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                    $      3,905,512      $    3,775,069
                                                        ================      ==============

 The accompanying footnotes are an integral part of these financial statements.


                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                  PREFERRED                            ADDITIONAL   ACCUMULATED         TOTAL
                                                   STOCK          COMMON STOCK          PAID-IN     DEVELOPMENT      STOCKHOLDERS
                                                   AMOUNT      SHARES       AMOUNT      CAPITAL    STAGE DEFICIT       EQUITY
                                                   ------      ------       ------      -------    -------------       ------

Balance December 31, 1996                      $    2,463    6,635,956     $ 6,636    $ 4,360,135   $(1,584,379)     $ 2,784,855
  Retroactive adjustment to the merged
    Preferred Stock Amount                         (2,414)           -           -          2,414             -                -
                                                   ------   ----------     -------    -----------   -----------      -----------

Stockholders equity-per committed contracts            49    6,635,956       6,636      4,362,549    (1,584,379)       2,784,855

  Stock subscription notes outstanding                  -     (300,000)       (300)      (299,700)            -         (300,000)
                                                  -------     --------        ----       --------    ----------         --------

Net equity December 31, 1996 - Restated        $       49    6,335,956     $ 6,336    $ 4,062,849   $(1,584,379)     $ 2,484,855
                    === ====                   ==========    =========     =======    ===========   ===========      ===========

Stockholders equity-per committed contracts
  Balance December 31, 1996                    $       49   $6,635,956     $ 6,636    $ 4,362,549   $(1,584,379)     $ 2,784,855

  Proceeds from the exercise
    of stock options
    Cash                                                -      125,000         125        124,875             -          125,000
    Notes                                                      500,000         500        319,500             -          320,000
  Stock issued in connection with:
    Past services of officers and directors             -    2,200,000       2,200        547,800             -          550,000
    Acquisition of West Virginia oil &
       gas properties                                   -      151,000         151         37,599             -           37,750
    Services rendered in connection with
       raising development stage funds                  -      180,000         180         44,820             -           45,000
    Note extensions                                             16,666          17          4,150                          4,167
    Services rendered for operations                            30,000          30          7,470                          7,500
  Shares returned with cancelled contract                      (50,000)        (50)                                          (50)
  Proceeds from sale of shares                                 121,681         122         42,467                         42,588
  Cost of funds raised                                                                    (37,514)                       (37,514)
  Net loss for the Nine months ended
     September 30, 1997                                                                                (452,631)        (452,631)
                                                    ------    --------     -------      ---------      --------         --------

Stockholders equity per committed contracts            49    9,910,303      9,910      5,453,715     (2,037,010)       3,426,664

  Stock subscription notes outstanding                  -   (2,915,000)    (2,915)    (1,082,085)             -       (1,085,000)
                                                    -----   ----------     ------     ----------     ----------       ----------

Balance September 30, 1997                         $   49    6,995,303    $6,995     $ 4,371,630    $(2,037,010)     $ 2,341,664
                                                   ======    =========    ======     ===========    ===========      ===========

 The accompanying footnotes are an integral part of these financial statements.



                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                               FOR THE                       FOR THE                     INCEPTION
                                                         NINE MONTHS ENDED             THREE MONTHS ENDED                 THROUGH
                                                             SEPTEMBER 30,                 SEPTEMBER 30,               SEPTEMBER 30,
                                                        1997            1996            1997            1996                1997
                                                        ----            ----            ----            ----                ----
REVENUES
  Professional fee income                        $     27,498         $ 23,389        $ 10,760        $  6,785           $  173,364
  Product sales                                        47,351           65,387          16,104          18,981              353,429
  Oil and gas sales                                     5,168                -           1,712               -                8,189
                                                        -----           ------           -----          ------                -----
      TOTAL REVENUES                                   80,016           88,776          28,576          25,766              534,981
                                                       ------           ------          ------          ------              -------

OPERATING EXPENSES
  Cost of products sold                                 4,625            5,519           1,958           1,879               41,919
  Salaries                                            103,283           78,300          44,143          22,085              286,362
  Employee leasing                                          -                -               -               -              218,745
  Payroll taxes                                        10,156            8,343           4,121           1,935               30,093
  Physicians fees                                      29,800           42,755           8,800           8,915              184,268
  Rent                                                 26,803           33,158          10,539           8,773              128,101
  Advertising                                           6,072           11,015           4,129           4,713              212,374
  Depreciation                                          3,943            3,576             558           1,592               21,143
  Other                                                 1,474                -            (666)              -                1,474
                                                        -----           ------            ----          ------                -----
    Total Operating expenses                          186,157          182,666          73,581          49,892            1,124,480
GENERAL& ADMINSTRATIVE EXPENSE                        261,227          197,199          77,679          49,012            1,121,858
OIL AND GAS EXPENSES                                   17,326                -           5,364               -               29,163
                                                       ------          -------           -----          ------               ------
      TOTAL EXPENSES                                  464,710          379,865         156,624          98,904            2,275,501
                                                      -------          -------         -------          ------            ---------
INCOME (LOSS) BEFORE OTHER
  INCOME (EXPENSE) AND THE
  PROVISION  FOR INCOME TAXES                        (384,694)        (291,089)       (128,047)        (73,138)          (1,740,520)
                                                     --------         --------        --------         -------           ----------

OTHER INCOME (EXPENSES)
        Interest expense                             (74,023)          (55,162)        (27,019)        (19,041)            (252,049)
        Other - Net                                    6,085            (2,667)            (68)         (1,126)             (44,441)
                                                       -----            ------             ---          ------              -------
    Total Other Expenses                             (67,937)          (57,829)        (27,087)        (20,167)            (296,489)
                                                     -------           -------         -------         -------             --------
NET INCOME (LOSS) BEFORE
    PROVISION FOR INCOME TAXES                      (452,631)         (348,918)       (155,134)        (93,305)          (2,037,009)

Provision for Income Taxes                                 -                 -               -               -                    0
                                                    --------          --------         --------         -------          ----------
NET INCOME (LOSS)                                  $(452,631)        $(348,918)      $(155,134)       $(93,305)         $(2,037,009)
                                                   =========         =========       =========        ========          ===========

NET INCOME (LOSS) PER SHARE
    OF COMMON STOCK                                $  (0.069)        $  (0.110)      $  (0.023)       $ (0.030)         $    (0.649)
                                                   =========         =========       =========        ========          ===========

WEIGHTED AVERAGE
    SHARES OUTSTANDING                             6,595,952         3,171,982       6,828,901       3,110,167            3,140,516
                                                   =========         =========       =========       =========            =========

 The accompanying footnotes are an integral part of these financial statements.


                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                                                                           FROM
                                                                   FOR THE                         FOR THE              INCEPTION
                                                                NINE MONTHS ENDED             THREE MONTHS ENDED          THROUGH
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,           SEPT. 30,
                                                              1997           1996            1997            1996           1997
                                                              ----           ----            ----            ----           ----
 CASH FLOWS FROM OPERATING
    ACTIVITIES
    Net Income (Loss)                                    $ (452,631)      $ (348,918)      $ (155,134)     $ (93,305)   $(2,037,009)
 Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided (Used)
    by Operating Activities
   Depreciation                                               8,475            5,169            3,003          1,593         24,143
   Depreciation of retired assets                                 -                -                -              -          2,698
   Expenses paid by shareholder                                   -              756                -              -         46,737
   Increase (decrease) in working capital                   105,268           78,699           34,543         27,040        460,651
   Loss on asset disposal                                         -                -                -              -          3,513
                                                            -------           ------           ------         ------          -----
 Net Cash Provided (Used) by
   Operating Activities                                    (338,887)        (264,294)        (117,589)       (64,672)    (1,499,266)
                                                           --------         --------         --------        -------     ----------
 CASH FLOWS FROM INVESTING                                                                    (88,501)
    ACTIVITIES
    Purchase of fixed assets                                (34,932)            (755)             109              -        (60,892)
   (Increase) decrease in other assets                      (24,835)               -          (17,634)             -        (25,435)
                                                            -------            -----          -------         ------        -------
 Net Cash Provided (Used) by
   Investing Activities                                     (59,768)            (755)         (17,525)             -        (86,328)
                                                            -------             ----          -------                       -------
 CASH FLOWS FROM FINANCING
    ACTIVITIES
   Proceeds from borrowings                                 154,987          127,100           99,988         45,000      1,189,439
   Repayment of loans                                        (5,000)               -                -              -       (130,947)
   Expenses paid with common shares                          17,543                -           12,093              -         23,508
   Proceeds from sale of common shares                       42,589                -           42,589              -        180,089
   Capital contributed by shareholder                             -          137,625                -         20,125        154,800
   Collection of share subscriptions                         85,000                -            5,000              -         85,000
   Common shares exchanged for debt                               -                -                -              -         12,318
   Preferred shares exchanged for debt                            -                -                -              -              -
   Exercised stock options                                  125,000                -                0              -        125,250
   Redemption of common shares                                    -                -                -              -        (20,409)
   Costs of raising funds                                   (33,253)               -          (32,498)             -        (33,253)
                                                            -------           ------          -------         ------        -------
 Net Cash Provided (Used) by
   Investing Activities                                     386,865          264,725          127,171         65,125      1,585,794
                                                            -------          -------          -------         ------      ---------
 NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                               (11,790)            (324)          (3,169)           453            200
 CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                   11,990)             777            3,368              -              -
                                                             ------              ---            -----          -----          -----
 CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                       $    200           $  453         $    200        $   200      $     200
                                                           ========           ======         ========        =======      =========

 The accompanying footnotes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                       Supplemental Cash Flow Information
                                   (Unaudited)


                                                          NINE MONTHS ENDED          THREE MONTHS ENDED           INCEPTION
                                                           SEPTEMBER 30,                SEPTEMBER 30,             SEPT. 30,
                                                        1997            1996         1997            1996           1997
                                                        ----            ----         ----            ----           ----
Changes in Working Capital
  (Increase) decrease in receivables                 $  (4,165)     $   (1,470)   $   (2,577)     $   (714)      $  (7,090)
  (Increase) decrease in related party receivable      (11,067)         (1,000)       11,067         3,850         (17,667)
  (Increase) decrease in inventory                       1,702            (766)        5,684         1,878          (6,884)
  (Increase) decrease in prepaid expenses               (4,848)              -        (4,848)            -          (4,848)
  (Increase) decrease in deposits                            -             135             -           135               -
  Increase (decrease) in accounts payable               24,351          17,006            32        (8,545)        192,510
  Increase (decrease) in accrued interest               62,044          53,996        25,185        19,020         223,270
  Increase (decrease) in other accruals                 37,251          10,798             -        11,416          81,360
                                                        ------          ------        ------        ------          ------
    Increase (Decrease) in Working Capital          $  105,268      $   78,699    $   34,543     $  27,040       $ 460,651
                                                    ==========      ==========    ==========     =========       =========
Supplemental disclosure of cash flow
    Cash paid for interest                          $   10,144      $        -    $        -     $       -       $  21,748
                                                    ==========      ==========    ==========     =========       =========
    Cash paid for taxes                             $        -      $        -    $        -     $       -       $       -
                                                    ==========      ==========    ==========     =========       =========
Supplemental schedule for non-cash
  investing and financial activities
  Common shares issued for assets
    Clinical equipment                              $        -      $        -    $        -     $       -      $   13,790
    Oil and gas properties                              37,750               -             -             -       3,757,286
    Deferred offering costs                             39,125               -        18,500             -          39,125
    Prepaid marketing costs                                344               -             -             -             344
    Preferred stock                                          -               -             -             -             750
    Common share subscriptions and notes               870,000               -        20,000             -       1,170,000

 The accompanying footnotes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 1997 and December 31, 1996

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

         These consolidated financial statements are those of Wasatch Pharmaceutical, Inc. (A Development Stage Company) (the Registrant or Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. The Company's primary business segment, as described below, is in the skin care industry. The merged Registrant was initially engaged in oil and gas exploration and development and the Company returned to that line of business with a non-operator investment in oil and gas properties in 1996.

         In December 1995, the Company (formerly Ceron Resources Corporation; a dormant Delaware Corporation) merged with Medisys Research Group, Inc. and its wholly owned subsidiary, American Institute of Skin Care, Inc. In January 1996, the Company changed it corporate domicile to Utah.

         On December 29, 1995 Wasatch Pharmaceutical, Inc. (Wasatch) and Medisys Research Group, Inc. (Medisys) completed an Agreement and Plan of Reorganization whereby Wasatch issued its common stock in exchange for all of the issued and outstanding common stock of Medisys. Pursuant to the reorganization, the name of the Company was changed to Wasatch Pharmaceutical, Inc. The acquisition was accounted for as a purchase by Medisys of Wasatch, because the shareholders of Medisys control the Company after the acquisition and, therefore, Medisys is treated as the acquiring entity. Wasatch is the acquiring entity for legal purposes and Medisys is the surviving entity for accounting purposes.

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

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the third quarter and the first nine months of 1996 have been reclassified to conform to the 1997 presentation.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 1997 and December 31, 1996

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative calendar nine and three month periods of 1997 and from inception through September 30, 1997 are as follows:

                                           Nine Months                   Three Months            Inception to
                                       1997           1996            1997           1996         Sept.,1997
                                   -------------- -------------- ---------------- ------------ -----------------
                                                                                               -----------------
     Officer's Compensation             $122,558       $106,580         $ 41,466     $ 49,450        $  505,142
     Legal and accounting                 27,724         33,158            5,426        9,079           202,481
     Travel                               13,685         17,684            3,615        7,057            48,045
     Telephone                            10,968         11,298            3,308        6.900            44,302
     Insurance                               577          4,564              577        1,186            14,959
     Postage                               3,766          1,014            3,766        1,014            11,761
     Payroll Tax                           3,576              0            3,576            0            15,673
     Other                                78,373         22,903           15,944     (21,806)           279,495
                                   ============== ============== ================ ============ =================
                                        $261,227      $ 197,199         $ 77,678     $ 52,878      $  1,121,858
                                   ============== ============== ================ ============ =================

NOTE 4 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. Such principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue as a going concern. The Company is negotiating an agreement to raise short-term funding and plans to seek long-term funding through a stock offering or private placement. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the remainder of development stage.

NOTE 5 - COMMON STOCK

         During the third quarter of 1997, the following common share and common share option transactions occurred (See the 10Q's for the quarters ended March 31 and June 30, 1997 for transactions occurring during those periods):

        a. Issued 104,000 restricted common shares were issued to consultants for services rendered. b. Issued 16,666 restricted common shares to creditors for extensions of due dates. c. Issued 121,681 restricted common shares for cash consideration totaling $42,588 d. Options for 500,000 common shares were exercised and notes for the exercise price totaling $320,000 were recorded.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Skin Care Business

         The Company has proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis. After completing successful clinical studies, prototype treatment clinics were established with the goal of duplicating the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in a network of Company clinics across the country. Two prototype treatment clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last three years and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

         To this date, the Company has not had the resources to fully implement its plan for the development and expansion of its clinic operation. Due to the lack of working capital, the Company's financial statements contain a "going concern" disclosure which brings into question the Company's ability to continue without substantial increases in revenues or additional long-term financing.

         The Company is seeking funding to open two additional clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of its clinics. Management feels that through advertising, working with health insurance companies and HMOs and supplemented by a physician referral program, treatment revenues could be increased substantially thereby improving the 10% to 15% of clinic patient capacity currently being experienced.

         During the nine months of 1997, skin care revenues for the prototype clinics were down 10% and expenses increased 2% when compared to the prior year. Part of the effect on the revenue decrease and expense increase was attributable to the Pocatello, Idaho clinic that was closed in the first quarter of 1996.

Oil and Gas Operations

         In the fourth quarter of 1996, the Company acquired a 25% "net profits" interest in proven oil and gas reserves in West Virginia. In order to realize the full potential for this asset, substantial resources will be required to improve production and to recomplete previously drilled oil and gas wells. The Company's joint interest operator is in the process of raising the funds to commence the redevelopment process that is scheduled for the latter part of 1997. It is not management's intention to be involved in raising funds for or the development of this mineral interest.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had a working capital deficit of $1.5 million which is up $148,000 from what it was at the end of the second quarter and is a 21% increase from the prior year. The Company's operating loss for the nine months ending September 30, 1997 was $452,600. The loss was funded through an extension of credit terms by the Company's vendors and note-holders ($85,000), the sale of stock ($215,500), and additional net borrowing ($150,000).

         For the three months ended September 30, 1997, the clinics' operating loss increased $22,600 to $46,700 when compared to the same quarter last year. From inception to date, the majority of the expenses have been associated with the development of the treatment process for the clinics.

         During the nine months of 1997, the Company incurred approximately $117,200 in costs associated with completing the oil and gas acquisition and in efforts to raise additional operating capital. Those costs included $40,400 in cash expenditures and the issuance of shares of common stock valued at $76,800.

RESULTS OF OPERATIONS

Skin Care Business

                  During the nine months ending September 30, 1997, the Company had revenues of $74,800 compared to $88,700 during the same nine months of 1996. There are two reasons for this decrease in revenue. During the first three months of 1996, the Company had three prototype clinics generating revenue from operations. The clinic in Pocatello, Idaho was closed in February, 1996 and the operating hours of the Provo clinic were severally curtailed. The clinic operating expenses have remained approximately the same in comparable nine month periods of 1997 and 1996. During the three months ended September 30, 1997, the clinic operating expenses increased $24,000 because of increased personnel training costs in anticipation of opening additional clinics. The Company anticipates that the losses will continue until funding is obtained which will be used to launch the advertising marketing and development program.

Oil and Gas Operations

         During 1997, there has been no significant progress in the redevelopment of the Company's West Virginia oil and gas properties. Revenues and expenses from producing wells were minimal and the loss from operations totaled approximately $12,100 for the nine months ended September 30, 1997. Investment in the oil and gas property has increased $70,900 since the beginning of the year because of the costs to close the transaction and comply with SEC rules.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

General and Administrative Expenses

         Increases in General & Administrative Expenses during the third quarter were up $64,000 when compared to the prior year and are attributable to the reasons set forth in the following discussion. Increases in general and administrative expenses during the nine months ended September 30, 1997, when compared to the same period in the prior year, are attributable to increased officer's compensation, approximately $16,000, that was inordinately low in the prior year and the Company's other corporate expenses which increased substantially ($55,000) due to increased administrative expenses that were associated with raising capital and the cost of being a fully reporting public entity.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                  None.

ITEM 2.  CHANGES IN SECURITIES
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                  None.

ITEM 5.  OTHER INFORMATION
                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   (a)  Exhibits.
                  Attached is the financial data schedule  required by paragraph
                  (b)(27) of this item. Attached is a Debenture dated September 24, 1997 which is Exhibit #6.4.

                   (b)  Reports on Form 8-K
                  A Form 8-K was filed on October 1, 1997 for the purpose of reporting under Item 9 the sale of convertible debentures pursuant to Regulation S.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WASATCH PHARMACEUTICAL, INC.
                              [Registrant]


Dated: November 15, 1997


/S/ David K. Giles
Principal Accounting Officer