Form 10KSB
period 1997-12-31
WASATCH PHARMACEUTICAL INC
filed 2000-04-17
CIK 37848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

(Mark One)

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to __________

                         Commission File Number 0-22899

                          WASATCH PHARMACEUTICAL, INC.
                          ----------------------------
               (Exact name of registrant as specified in charter)

               Utah                                          84-0854009
            ----------                                    -----------------
    State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
    incorporation or organization

                    714 East 7200 South, Midvale, Utah 84047
                    ----------------------------------------
               Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code (801) 566-9688
                                                         --------------

           Securities registered pursuant to section 12(b) of the Act:

                                      None
                                      ----
                                (Title of class)

           Securities registered pursuant to section 12(g) of the Act:

    Title of each class              Name of each exchange on which registered
  Common Stock Par Value .001                       N/A
  ----------------------------           -------------------------------

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)  Yes [X]  No [ ]  (2)  Yes [X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

  State issuer's revenues for its most recent fiscal year:  $101,843
                                                            --------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

         At March 31, 1998 the aggregate market value of the voting stock held by non-affiliates was $1,182,660 (based on 5,500,747 shares held by non-affiliates multiplied by a average of the bid and ask price of $.215 per share).

         As of March 31, 1998, the Registrant had 8,535,960 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the form 10KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

                                      NONE

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page

ITEM 1.  DESCRIPTION OF BUSINESS....................................      4

ITEM 2.  DESCRIPTION OF PROPERTIES..................................      8

ITEM 3.  LEGAL PROCEEDINGS..........................................      9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........      9

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...     10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..     11

ITEM 7.  FINANCIAL STATEMENTS........................................    19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE......................    19

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...........    19

ITEM 10.EXECUTIVE COMPENSATION.......................................    21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  23

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  25

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.....     26

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

         This form 10KSB for fiscal year ended December 31, 1997 is being filed on April 14, 2000, and should be read in conjunction with the Company's periodic reports, including the Form 10KSB for December 31, 1998 and December 31, 1999.

History and Organization

         The Company was organized under the laws of the State of Utah as Ceron Oil Company on March 25, 1980. On February 6, 1981, pursuant to a merger transaction, the Company became successor to Folio One Productions, Ltd. ("Folio"), a publicly held, inactive Delaware corporation that changed its name to Ceron Resources Corporation.

         Since the Company's inception and until its acquisition of Medisys Research Group, Inc. ("Medysis") on December 29, 1995, the Company's revenue, operating profit or loss, and identifiable assets have been attributable to one business segment, the oil and gas industry. During December, 1985, the two oil and gas wells the Company had an interest in were plugged and abandoned due to the depletion of reserves and economic conditions in the industry. Since that time, the business activity of the Company, including the acquisition, development and promotion of oil and gas properties, have been conducted on a limited scale with primary emphasis on maintaining assets held by the Company. Since December, 1985, the Company's principal income has been derived from sublease income from its office spaces and de minimis film royalties.

         On December 29, 1995, the Company acquired all of the issued and outstanding shares of Medisys Research Group, Inc., ("Medisys") a Utah corporation, through the issuance of shares of common stock, $.001 par value ("Common Stock") of the Company. On January 16, 1996, the Company merged with and into Wasatch Pharmaceutical, Inc., a Utah corporation. That merger was for the purpose of changing the domicile of the Company from Delaware to Utah, effecting a name change to Wasatch Pharmaceutical, Inc. and changing the par value of its common stock to $0.001.

Dermatology Operations

         Medisys, a research and development company in the field of dermatology, was incorporated in Utah in September, 1989. Prior research was conducted primarily by Gary V. Heesch (currently CEO of the Company) through a predecessor company, Dermacare Pharmaceutical, Inc. ("Dermacare"), beginning in the early 1980's. A substantial portion of Medisys's research has been devoted to developing the "Skin Fresh Methodology" for the treatment of acne, eczema, psoriasis, contact dermatitis, seborrhea, and other less serious skin disorders. The treatment program avoids the use of prescription drugs taken internally and includes a regimen and the topical application of FDA approved antibiotics. Clinical studies were conducted in 1983 and 1985 using the Skin Fresh Technology with favorable results. In 1989, Dermacare discontinued its operations and all of the rights to the technology were assigned to Medisys in exchange for a 5% royalty on product sales being paid to the former shareholders of Dermacare.

         Medisys has developed an additional family of products, including cleansers, astringents, and lotions that are sold as part of the overall treatment regimen. These products are manufactured in an FDA approved, independent third party, laboratory located in California. In connection with the sale of its products, Medisys may offer skin care products such as soaps and cosmetics.

         Through clinical studies and test marketing at doctors' offices, the management of Medisys believes that the most successful treatment regimen will include a uniform and consistent clinical surrounding (the so called virtual clinic) as opposed to sale of the active prescription drug kits through pharmacies. Further, management of Medisys believes that for its skin care treatment to be successful (i.e., total or near total clearing of acne or eczema condition), the treatments must be used in a supervised prescribed topical maintenance regimen. For this reason, Medisys created a wholly owned subsidiary, American Institute of Skin Care, Inc. ("AISC"), for the purpose of operating medical skin care clinics and interacting with the Internet online patients through the "virtual clinic" environment.

         AISC has opened two prototype clinics to begin treating patients, to train a staff of medical and support personnel, and to develop administrative procedures. The first clinic was established in Salt Lake City, Utah in February 1994 and the second clinic was established in Provo, Utah in November 1994. Patients were treated in these clinics through 1997 while medical and administrative procedures were finalized. During this prototype clinic stage, a limited amount of advertising was conducted by each clinic to experiment with different advertising media. A national advertising company supervised these experiments and used the test results to develop a comprehensive advertising and public relations plan.

         AISC currently operates the two Utah clinics. As funds are available for expansion of its clinical operations, AISC plans to open and operate medical skin care clinics using the "Skin Fresh Methodology" including utilizing the treatment centers established to market and treat through the "Internet". The company intends to establish these brick and mortar and electronic clinics, which are patterned after the prototype clinics, in large metropolitan areas under the supervision of a licensed physician. The Company's plan to open additional clinics is dependent upon raising additional capital and there can be no assurance that such capital will be available.

         Because the treatment approach to these common skin problems is mainly topical and does not rely on prescription drugs taken internally, medical assistants are used for most of the treatment follow-up. Physicians are used only when it is medically necessary. The treatment programs offered through the clinics for these common skin disorders are at a substantially lower cost than traditional treatments programs because they are primarily topical. The treatments do not rely on the expensive, harsh prescription drugs taken internally and the majority of patients are effectively cleared in 2-3 months. The very high success rates experienced in the clinics and the cost savings over traditional treatment programs should provide a distinct advantage in the medical market place that is being driven by cost reductions and cost containment.

         Medisys owns all the rights to the technology developed by Mr. Gary V. Heesch through Dermacare and Medisys, and has licensed AISC to operate clinics and sell products that relate to this technology and any future technology developed by Medisys. The technology has been used in prototype clinics for the past four years and management of the Company believes that the "Skin Fresh" technology effective in its present form without additional development.

         Currently, other research and development has been limited due to the Company's limited financial resources. As funds become available, Medisys will conduct additional research in the field of dermatology and other related medical fields, and will market its technology and products through AISC clinics and other marketing channels. Although the Company may choose to market its technology through licensing agreements, Medisys is not actively pursuing other licensing arrangements.

         The market in the United States for those suffering from these common skin disorders is substantial, which the Company believes accounts for over 70% of the patients that seek medical treatment from dermatologists. In addition, the Company believes there exists the potential for a larger market with the recent development of a skin rejuvenation treatment program that can be administered through the skin care clinics and service centers. The Company believes the key to successful Internet and clinic operations is to introduce the Skin Fresh Technology into the market place with an aggressive advertising campaign that targets a physician referral program, working closely with HMO's and insurance companies to become a contract provider and through emphasizing the appropriate Internet demographic.

Market Position and Competition

         The "Skin Fresh" technology is used to treat acne, eczema, contact dermatitis and a host of other common skin disorders. Approximately 10% of those that suffer from acne seek medical treatment, while the majority use over-the-counter medications or simply live with the problem. With other common skin disorders, a much higher percentage seek medical attention, usually from a Dermatologist. At the present time, the "Skin Fresh" technology is available only through the Company's two prototype clinics because it requires a doctor to diagnose the skin disorder and to prescribe a topical antibiotic which is part of the treatment regimen. In the clinics, the patients learn the treatment regimen and are monitored in frequent follow up visits to insure strict compliance. The high success rate results when the patient follows the treatment regimen very closely.

         For the clinic operation, the primary competitors are primary care physicians who treat common skin disorders and licensed dermatologists who have existing practices and receive referrals from various primary care physicians. Since the Company's technology represents an alternative treatment, the medical community and the public at large must be educated about the benefits of the "Skin Fresh" technology. Until this technology becomes more medically accepted and the benefits of providing a safer and more cost effective method of treating these skin disorders become more widely understood, the Company must compete with the reputations, technical expertise and large financial resources of the medical community.

          The Company is developing an Internet marketing program and a strategy to introduce over-the-counter products through retail outlets. The competition in these areas will come from large pharmaceutical companies with large and sophisticated distribution channels and fully developed marketing strategies.

Patents, Trademarks and Copyrights

         The brochures that describe the treatment regimen have been copyrighted. There are no patents or patents pending for the Company's products. The Company has prepared and filed U.S. trademarks applications for certain of its trademarks including SILHOUETTE OF A FACE, WASATCH PHARMACEUTICAL, AMERICAN INSTITUTE OF SKIN CARE and MEDYSIS. The formulas for the products are maintained as trade secrets with the appropriate internal controls and security.

Government Regulations

             Because a physician is involved, the clinic operations are subject to local, state and federal laws concerning medical practices. The FDA regulates the Company's prescription drugs and all of the prescription drugs currently used in the existing treatment program are FDA approved. The Company has made application to the FDA for approval of five over-the-counter products. The Company anticipates that these products would be sold through retail outlets and through the Internet marketing program. However, there is no assurance the products will be approved and if they are approved they may not be completed until 2001.

Research and Development

         The treatment regimen and products have been developed over the past fifteen years with limited capital resources. As funds become available, the Company intends to aggressively develop additional complimentary products that can be distributed through the clinics, the Internet and through retail distribution channels.

Oil And Gas Operations

         On November 26, 1996, the Company's oil and gas division commenced when the Company exchanged 2,000,000 shares of its Common Stock for a 25% net profits interest in 50 oil and gas wells located in West Virginia. Under the terms of the agreement, the Company is entitled to 25% of the revenues and is obligated for 25% of the operating expenses but only to the extent there is revenue. Although practically non-productive, the manager/operator for the properties planned to enhance well production by utilizing improved technology and re-completion methods to rework wells. The well owner and operator was obligated to raise funds for the enhanced production program. After one year of no well improvement activity, the Company requested that the operator complete his commitment or commence negotiations for the return of The Company shares exchanged originally.

         Negotiations culminated in consummation of an exchange agreement and, on February 8, 1998, the Company exchanged title in the fifty West Virginia wells acquired in 1996 for 1,800,000 shares of its Common Stock and a release from all past and future obligations pertaining to the aforementioned properties. The Company currently undertakes no oil and gas activity.

         During the fifteen months the Company held title to the West Virginia oil and gas wells, revenues were minimal and the recorded losses from operations were $26,800. The Company experienced $40,000 in cash costs (principally legal and accounting fees) and a financial loss of $382,000 (attributable to the value of the shares retained in the exchange) associated with the venture.

Employees

         The Company has seven full time employees and two part-time employees and believes its relations with its employees to be good.

                         ITEM 2. DESCRIPTION OF PROPERTY

Dermatology and Administrative Operations

                  The Company's administrative and clinical offices are located at 714 East 7200 South, Midvale, Utah, and consists of 1,800 square feet. The Company leases this space from 700 Union Partnership for $1,889 per month. The term of the lease is 36 months, of which there are 21 months remaining. In addition, the Company operates a part-time clinic at 777 North 500 West #206, Provo, Utah, consisting of 1,000 square feet. The Company leases this space from an unrelated third party for $725 per month. The term of the lease is 12 months, of which there is one month remaining.

Oil and Gas Properties

         On November 20, 1996, the Company exchanged 2,000,000 shares of its Common Stock for a 25% interest in 50 oil and gas wells. Under the terms of the agreement, the Company was entitled to 25% of the net revenues. As a net profits interest owner, the Company was allocated a portion of operating expenses but was not responsible for their payment if they exceeded allocable revenues. In any period where the operating expenses exceed operating revenues, such excess is carried forward to be recouped by the operator only to the extent there is future revenue in excess of expenses.

         The 50 wells produced small amounts of oil and gas from one field in three counties of West Virginia (Ritchie, Wood and Pleasants Counties). At December 31, 1997, 100% of the Company's reserves were proved but undeveloped and were located on 31 leases containing 1718 gross (428 net) acres. Although currently minimally productive, the manager/operator for the properties planned to enhance production by using the improved technology and re-completion methods to rework wells that were originally drilled in the mid-1980s. During the period the properties were held by the Company, the developer/operator was unable to obtain sufficient capital to commence the re-completion program.

         The acquired properties and mineral interest were recorded at a fair market value that was derived from the cash price of comparable reserves purchased in the open market but is not in excess of the risk-discounted future net revenues of the properties. The carrying value ($3,719,536) is approximately 30% of future net revenues of the Company's projected 25% interest.

Production, Price and Cost History

         The Company's oil and gas operations in 1997 were immaterial with $6,814 in revenue and $24,783 in expenses. In that period it produced less than 2000 MCF of gas and its operating cost were $13.156 per MCF. In November 1997, after determining the oil and gas developer would not be able to meet their commitments in accordance with the contractual arrangements, the Board of Directors authorized management to exchange the Company's oil and gas properties for the shares of Common Stock issued by the Company.

         In February 1998 the Company returned title to the 50 oil and gas wells acquired in 1996 in exchange for 1,800,000 of the shares of Common Stock originally issued and a release from all obligations associated with the oil and gas operations.

          The transaction resulted in a loss on the disposition of a business at December 31, 1997. Consequently, the loss from the exchange is included, retroactively, in the financial statements as a loss from discontinued operations at December 31, 1997. There were 200,000 fewer shares received in the exchange than were originally issued in connection with the property acquisitions. This share difference and other miscellaneous acquisition costs results in a loss of $409,700, which was recorded and reflected in the financial statements as a loss from discontinued operations at December 31, 1997. For financial reporting purposes, the shares returned were retroactively deducted from the shares issued and outstanding at December 31, 1997.

                            ITEM 3. LEGAL PROCEEDINGS

         On August 27, 1996, a Small Claims Affidavit and Order was filed in the Third Circuit Court, State of Utah from Dr. Don Houston, M.D. for past professional services in the amount of $4,100. The company is not disputing the debt and has elected not to file an answer to the compliant. As of December 31, 1997, the Company had not received a Notice of Default Judgement with respect to this matter.

         On November 1 and 15, 1996 the Company entered into certain contractual arrangements with Lindbergh-Hammar, Inc. ("Lindbergh") which resulted in the Company issuing 12 million shares of restricted Common Stock in exchange for a note issued by Lindbergh with a face value of $60 million. The Company retained voting rights on the Common Stock issued. Upon default of the note, the Company made demand for payment and, failing to receive payment, proceeded to terminate the contract and instructed its transfer agent to cancel the shares. After the contract was terminated, Lindbergh transferred the 12 million shares of the Common Stock issued in the transaction to a newly formed offshore corporation, Crestport Insurance, which the Company believed had been organized by the owner and CEO of Lindbergh.

      On October 15, 1997, Crestport filed a lawsuit against the Company and its stock transfer agent seeking damage arising out of the cancellation of the 12 million shares. Crestport claimed that it was an innocent third party and holder in due course who had paid Lindbergh for the shares. As of December 31, 1997, the lawsuit was in the discovery stage. Crestport has asserted a claim for $5,000,000 in damages arising out of cancellation of the share certificate. On July 20, 1999, the Company moved for summary judgement in the proceeding and requested that the plaintiff's claim be dismissed. The presiding judge denied the Company's request for summary judgement and scheduled the matter for trial, which is now set for May 2000.

       The Company believes that the claim by Crestport is without merit and intends to vigorously defend the proceedings. An adverse determination in these proceedings would have a material adverse effect on the Company.

         The Company is a party to other legal proceedings which are covered by liability insurance, the outcome of which will not have a material adverse effect on the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 1997.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the three years prior to September 30, 1996 there was no "established trading market" for shares of the Company's Common Stock and no prices are provided for such periods. The following table sets forth, for the subsequent periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Electronic Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

         At April 11, 2000, the Company's Common Stock was quoted on the OTC Electronic Bulletin Board at a bid and asked price of $.94 and $1.00, respectively.

Fiscal Year Ended December 31, 1994           High Bid      Low Bid
  First, Second, Third and Fourth Quarter        N/A           N/A

Fiscal Year Ended December 31, 1995

  First, Second, Third and Fourth Quarter        N/A           N/A

Fiscal Year Ending December 31, 1996

  First, Second and Third Quarter                N/A           N/A
  Fourth Quarter                               $4.50         $1.25

Fiscal Year Ending December 31, 1997

  First Quarter                                $2.50         $ .625
  Second Quarter                               $3.75         $ .063
  Third Quarter                                $3.375        $ .875
  Fourth Quarter                               $1.125        $ .130

     Since its inception, the Company has paid no dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 5, 2000, the Company had approximately 1,039 shareholders of record based on information provided by the Company's transfer agent.

Changes in Securities

1. Issued 185,789 restricted shares for cash totaling $117,293. This dollar amount included payment for 148,913 restricted shares unissued that were waiting for proper paper work.
2.       Issued 10,000 restricted shares as payment on a loan fee.
3. Issued 270,758 restricted shares on a convertible debenture in payment of debt totaling $50,767.
4.       Issued 500,000 restricted shares to a company on a note for $65,500.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Overview

         At the end of 1997, the continuing operations of the Company consists of the operation of its two wholly owned subsidiaries, Medisys Research Group, Inc. ("Medisys") and American Institute of Skin Care, Inc. ("AISC"). The Company's oil and gas business had been discontinued.

         Due to the lack of advertising and marketing, AISC's two existing clinics are operating at approximately 10% of capacity. In the past, the clinics have required patients to pay for their services at the time they are provided and the patient is given a standard claim form to submit for insurance reimbursement.

         The Company's policy of not accepting direct reimbursement from insurance companies has had a negative impact on its clinics ability to attract new patients. The prototype clinics have recently made the transition to accepting direct reimbursement from most insurance carriers. This should have a positive effect on the clinics' ability to attract new patients. An important strategy in the Company's marketing program is to develop contract relationships with insurance companies that highlight the cost savings of our treatment program. An initial step would be to participate in a controlled study with a pilot insurance company to identify these cost savings.

         Since January, 1994, the Company's primary source of revenue has been the prototype clinics, Revenues since inception have been small ($553,800) because of limited resources for advertising and market development. The Company's best revenue period was $225,000 for the twelve months of 1995. Management estimates that the average patient revenue is $600 with 40% of the charges attributable to doctor's fees. The clinics are operating at 10% of capacity and the revenues have been decreasing because of a lack of publicity and advertising.

       The main activity of the management of the Company has been fund raising efforts necessary to establish medical skin care service throughout the United States. In the short term, the Company's plan is to raise sufficient capital to establish its Internet presence and begin a marketing program to increase revenue in the existing clinics to the point where they are profitable. There can be no assurances that these efforts will be successful. Once there are 4-5 clinics and a network of Internet physicians operating at a profitable level, the Company would pursue a public offering to raise sufficient capital to establish additional clinics in the United States and Europe.

         At December 31, 1997, the Company has a cumulative operating loss of $2,766,000 since its inception. The loss is attributable to product research and development, the cost of starting up and operating the three prototype clinics, the losses from the oil and gas segment and costs incurred in financing efforts.

         Liquidity and Capital Resources

         Because the Company is in the development stage, it has limited working capital and limited internal financial resources.

          At December 31, 1997 the Company had a working capital deficit of $1,681,000 that has not allowed the Company to borrow funds through conventional lending institutions. The report of the Company's auditor contains a going concern modification as to the ability of the Company to continue to operate.

         The Company is currently operating at a cash loss of approximately $40,500 per month with approximately 18% of the loss attributed to its clinic operations. The Company expects operating expenses to continue at approximately the same rate until additional capital resources are received necessary for the promotion of its products. If the Company is successful in its funding efforts, advertising and marketing expenses will increase as the Company launches its e-commerce and marketing programs. Since the Company has not been able to secure funding from commercial lenders it has had to rely on cash flow from its clinic operations and loans from individuals, including management to meet its current obligations.

 In 1996, the Company executed a series of transactions designed to add corporate value and operating net income in the future. These transactions were speculative but the direct cash cost was minimal. During 1997, it was apparent that the value added, approximately $3,800,000 in equity, would not be realized through operating profits and cash flows. Consequently, in transactions occurring late 1997 and early 1998, the Company disposed of the operating assets associated with those businesses. The financial impact of these management decisions was to reduce shareholders equity approximately $4,000,000 and limit the Company's revenue producing operations to two prototype treatment clinics that are operating at 10% of capacity.

         For the period ended December 31, 1997, the Company's operating expenses exceeded operating revenues. The cumulative deficit since inception has been funded by open account creditor debt ($540,000), shareholder loans ($1,182,000), shareholders' cash investment ($766,000) and shares of Common Stock exchanged for property and services ($277,500). Although the Company has continued to operate with the above sources of funds through December 1999, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

         Through December 31, 1997 the Company had direct loans from shareholders of $916,388 in principal with $200,000 in interest received. In addition, the Company is obligated repay approximately $31,000 in funds loaned by certain officers, directors and the son of the CEO.

         The Company's financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company plans to seek long-term funding through either private or public stock offerings, although there can be no assurance that any of such efforts will be successful. Management believes that sufficient funding will be raised to meet operating needs during the remainder of its development stage.

         On November 29, 1996, the Company exchanged 750,000 shares common stock for 12,000 shares of $250 par value preferred stock of the parent of an insurance company. The preferred stock has a 6% per annum dividend with the first dividend due February 28, 1997. In February 1997, the Company granted a 90-day extension for the initial dividend payment. Management considered this to be a speculative investment and the exchange was recorded at a nominal amount equal to the par value of the Company's common stock ($750). There was no activity and in an agreement between the parties the transaction was rescinded in February of 1998. Results of Operations

         Revenues

         The primary purpose of the Company's efforts during its development stage was to establish proven medical and administrative procedures. During this period, revenues from operations have been limited because sufficient funds have not been available to AISC to launch a major advertising and public relations campaign to promote the Company's Skin Fresh Methodology.

         Revenues from clinic operations consist of professional fees charged for the services of the staff physician and trained medical assistants and product sales from the sale of products through the clinics. During the fiscal year ending December 31, 1997, revenues from operations were $101,844, an 11% drop from revenues of $114,244 for the fiscal year ending December 31, 1996.

         The drop in revenues is due to the limited marketing efforts during the year and reduction in operation of the Provo clinic to two days a week. Revenues from the clinic operations should not significantly increase until additional funds are raised which would allow the Company to launch its marketing program.

         Expenses

         Operating expenses for the clinics in fiscal 1997 were marginally higher than fiscal 1996 by $23,400 or 10%. This slight increase in operating expenses was due primarily to reductions in advertising, physician services and employee expenses with an offsetting increase in clinic salaries.

         The general and administrative expenses of the Company increased $215,000 or 73% from fiscal 1996 to fiscal 1997 due mainly to increases in officer's compensation expense ($82,000) and increases in professional services and travel expense associated with the Company's fund raising activity ($102,000).

         Plan of Operations

         The results of operations during the first four years of operating the prototype clinics are not indicative of future operating results because the purpose of the prototype clinics was to establish operational procedures and the Company did not have the funding available to launch the appropriate related advertising and marketing campaign necessary properly promote the "Skin Fresh" technology.

         Working capital requirements for the past four years were obtained through loans from private individuals. In order to continue operating the prototype clinics and pay the staff of the Company, additional funding will be required until revenues from professional fees and the sale of product increase to the point covering such costs.

         If the Company is able to secure additional funding, the Company plans to open three additional clinics in strategic metropolitan areas and to develop a network of attending physicians to service a nation wide group of patients obtained in the e-commerce environment. In addition the Company will commence a related advertising and marketing campaign to support the new network of clinics and the two clinics currently in operation.

         The Company estimates that it will require approximately $5,000,000 to establish the additional clinics, to enable it to deliver Internet services in a medically sound and efficacious manner and to launch the related marketing campaign for product and service identity. The Company will, for the time being, be dependent on raising long-term capital to fund the expansion of the its clinical operations.

         In the opinion of management, inflation has not had a material effect on the Company's financial position.

         Following is a recapitulation of various methods and vehicles used to finance the Company's operations:

         Capital Markets Fund Raising Efforts - During 1997, various individuals and companies were issued 180,000 common shares as compensation for their attempts to raise capital for the Company.

         Profession Services - During 1997, various individuals and companies were issued 30,000 common shares as compensation for service ranging from accounting to insurance consulting.

         Short-term Warrants - In connection with plans to raise funds through the private placement of convertible debentures, the Company issued to the selling investment sponsor group, 90 day warrants for the purchase of 100,000 shares of its Common Stock at an exercise price of $2 per share. The warrants expired June 7, 1998.

         General - In November 1996, the Company reserved 100,000 shares of the Company's stock as potential compensation to consultants and other parties. The shares to be issued are to be determined by the President. In September 1996, the Company granted options to four shareholders to purchase 750 shares of common stock for $2.00 per share. The options expire in two years.

      Stock Options - Consultant - In November 1996, the Company granted stock options for 1,500,000 shares of Common Stock under the non-qualified stock option plan to a capital markets consulting company in connection with services rendered and to be rendered in the future The stock options expire November 5, 1998. In December 1996, options for 300,000 shares were exercised by the consulting firm and the Company was given a one-year non-interest bearing note for $300,000. The shares were issued and the outstanding balance of the note has been recorded as a reduction to shareholders' equity. During 1997, $99,560 was collected on the subscription note. In 1997, the Company granted an additional 190,000 stock options for $1.00, which expire in 1999 to the same consulting company. The holder of the options exercised options totaling 125,000 shares in 1997.

      Based on its analysis and inquiries of the operating methods and processes, management has concluded the Company has no potential Y2K disruption or interruption of service problems.

      In addition to other information contained in or incorporated by reference in this Annual Report, the following Risk Factors should be considered carefully in evaluating the financial information and other data that is contained herein.

         The Company's future success depends in part on the acceptance of the Company's treatment products and methods. The Company's future operating results will largely depend upon the commercial success of the "Skin Fresh" treatment process and products. In the future the Company may not be successful in marketing existing products or any new or enhanced products or services.

         Product development delays could harm the Company's business. If the Company fails to release new products, its business may suffer one or more of the following consequences:

o        customer dissatisfaction;
o        negative publicity;
o        loss of revenues; or
o        slower market acceptance.

         The Company's business will suffer if its products or treatment contains imperfections or errors in judgement. The Company's products are inherently complex. Despite testing and quality control, the Company cannot be certain that imperfections will not be found in the Company's products after commencement of commercial shipments. Moreover, the Company could face possible claims and higher development costs if its treatment products contain undetected inappropriate materials or if the Company fails to meet customers' expectations. In addition, a product liability claim, whether or not successful, could harm the Company's business by increasing the Company's costs and distracting the Company's management.

         The Company incorporates compounds and medicines manufactured by third parties into some of its products and any significant interruption in the availability of these third party products or defects in these products could harm the Company's business. The Company's products currently contain components manufactured by third-party vendors. Any significant interruption in the availability of these third-party products or defects in these products could harm the Company's business unless and until the Company can secure an alternative source.

         The Company's success depends on its ability to hire and retain qualified medical and technical personnel. Management's ability to significantly increase revenues in the future depends on the success of its medical and technical staff and management's success in recruiting, training and retaining additional staff people. In this regard, management intends to continue to expand the Company's technical and medical treatment forces. There has in the past been, and there may in the future be, a shortage of such personnel with the skills and expertise necessary to effectively deliver and sell the Company's treatment program, products and services. Also, it will take the Company's new personnel and personnel that are hired in the future several months before they become productive. The Company's business will be harmed if it fails to continue to hire or retain qualified treatment personnel, or if newly hired staff fail to develop the necessary technical skills or develop these skills more slowly than management anticipates.

         Difficulties the Company may encounter managing growth could adversely affect its business. The Company expects a period of rapid growth in its operations that could place a strain on management, administrative, operational and financial infrastructure. The Company's ability to manage its operations and growth requires management to continue to improve operational, financial and management controls, and reporting systems and procedures. In addition, the Company will be required to hire additional management, financial, and sales and marketing personnel to manage the Company's expanding operations. If management is unable to manage this growth effectively, the Company's business, operating results and financial condition may be materially adversely affected.

         Substantially expanding the Company's penetration of the skin treatment market places is a formidable task considering the number of competitors in that space. The Company is competing against vendors who have significantly larger, well-developed distribution channels and significantly greater resources for sales development.

         Acquisitions of companies or technologies may result in disruptions to the Company's business and diversion of management attention. The Company expects to make acquisitions of complementary companies, products or technologies. If the Company makes any acquisitions, it will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. Management may be unable to maintain uniform standards, controls, procedures and policies if it fails in these efforts. Similarly, acquisitions may cause disruptions in operations and divert management's attention from day-to-day operations, which could impair relationships with current employees, customers and strategic partners. The Company may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to the Company's shareholders. In addition, profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products or technologies with existing operations, the Company may not receive the intended benefits of acquisition.

         Failure to develop strategic relationships could harm the Company's business. The Company's potential collaborative relationships with medical treatment groups (HMO's or PPO's) and insurance companies may not prove to be beneficial in the future, and they may not be sustained. The Company also may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company could lose sales opportunities if it fails to work effectively with these parties. Moreover, management expects that maintaining and enhancing these and other relationships will become a more meaningful part of the Company's business strategy in the future. However, many of the Company's current partners are either actual or potential competitors. In addition, the Company may not be able to maintain these existing relationships, due to the fact that these relationships are informal or, if written, are terminable with little or no notice.

         The Company's future success will depend on its ability to adapt to rapid technological change. The Company's future success will depend on its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technology and satisfy increasingly sophisticated customer requirements. Rapid technical change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for the Company's products and services. The introduction of products embodying new technologies and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable. As a result of the complexities inherent in today's medical environments, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the implementation of such medicines and treatment processes could have a material adverse effect on the Company's business, operating results and financial condition. The Company may not be successful in:

o developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to changes in technology, evolving industry standards or customer requirements;

o avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or

o achieving market acceptance for the Company's new products and product enhancements.

         The Company's proprietary rights may be inadequately protected, and there is risk of infringement claims in the Company's business. The Company's success and ability to compete are dependent on the ability to develop and maintain the proprietary aspects of its technology. The Company relies on a combination of trademark, trade secret, and contractual restrictions to protect the proprietary aspects of its technology. The Company presently has no patents on its products. The Company currently holds no trademark registrations in the United States and foreign countries. Finally, the Company seeks to avoid disclosure of its intellectual property by requiring employees with access to the Company's proprietary information to execute confidentiality agreements and by restricting access to the Company's product and treatment secrets.

         Despite the Company's efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Litigation may be necessary in the future to enforce the Company's property rights, to protect the Company's trade secrets, and to determine the validity and scope of the proprietary rights of others. Any such resulting litigation could result in substantial costs and diversion of resources and would materially adversely affect the Company's business, operating results and financial condition.

         The Company cannot assure that its means of protecting the Company's proprietary rights will be adequate or that competition will not independently develop similar or superior technology. Policing unauthorized use of the Company's products is difficult, and the Company cannot be certain that the steps it has taken will prevent misappropriation of the Company's technology, particularly in foreign countries where the laws may not protect the Company's proprietary rights as fully as in the United States.

         The Company's success and ability to compete are also dependent on the Company's ability to operate without infringing upon the proprietary rights of others. There can be no assurance that third parties will not claim infringement by the Company of their property rights. Management expects that skincare product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product usage delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and the failure or inability to either license the infringed or similar technology or develop alternative technology on a timely basis, the Company's business, operating results and financial condition could be materially adversely affected.

         The Company expects to incur significant increases in operating expenses in the foreseeable future. The Company intends to substantially increase its operating expenses for the foreseeable future as the Company: o increases its sales and marketing activities, including expanding its direct sales and forces and incurring advertising expenses;

o        increase its research and development activities; and
o        expand its general and administrative support activities.

         Accordingly, the Company will be required to significantly increase its revenues in order to maintain profitability. These expenses will be incurred before the Company generates any revenues by this increased spending. If the Company does not significantly increase revenues from these efforts, its business and operating results would be negatively impacted.

         The Company's management group and directors will own and control approximately 30% of the Company's common stock and therefore be able to significantly influence the management and affairs of the Company and have the ability to control all matters requiring stockholder approval.

 Cautionary Statement for Purposes of Forward-Looking Statements

         Certain information contained in this Annual Report on Form 10KSB (including statements contained in Item 1. "Business", Item 3. "Legal Proceedings" and Item 7. "Management Discussion and Analysis of Results of Operation and Financial Condition"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation, future revenues, future costs and expenses, future margins and future write downs and special charges; anticipated product releases and technological advances; contingent liabilities; the Company's Year 2000 issues; the inherent unpredictability of adversarial proceedings; demand for the Company's products, future capital expenditures and future financial condition of the Company; industry conditions; and world economic conditions.

         These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth above and elsewhere in this Annual Report on Form 10KSB. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

         When used in this report, the words "believes," "intends," "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors which could affect the Company's actual results and cause actual results to differ materially from those results which might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements include, but are not limited to, the risk factors identified above.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10KSB.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1997, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name               Age  Position                        Since       .
---------------       ---  -----------------          ------------------
Gary V. Heesch         60  CEO & Director           December 29, 1995
Leland Hale (1)        50  President                October 31,  1997
David K. Giles         51  C.F.O. & Secretary       December 29, 1995
Craig Heesch           59  Director                 December 29, 1995
Jack D. Brotherson(2)  58  Director                 December 29, 1995
Robert Arbon, M.D.     60  Director                 December 29, 1995
Ronald J. Hollberg(2)  64  Director                 October 1, 1996

     (1)   Appointed President October 1997. Resigned in May 1999.
     (2)   Resigned in February 1999.

Biographical Information

     Set forth below is certain biographical information for each of the Company's officers and directors:

         Gary V. Heesch. Mr. Heesch has been a director of Medisys Research Group, Inc. since its incorporation in 1989 and its president since January, 1993. Mr. Heesch has been president and a director of the Company since December 1995. Since 1983, Mr. Heesch has developed technology in the field of Dermatology resulting in medical therapies directed at the treatment of acne, eczema and other common skin disorders.

         Mr. Leland Hale served as President of the Company from October 31, 1997 until May 31, 1999. From 1987 to October 1995, Mr. Hale was Vice President of U.S. operations for Tecsyn International, Inc., a manufacturer of industrial cable. From October 1995 until he joined the Company, Mr. Hale was independently employed and was involved in the evaluation of acquisition and merger opportunities.

         David K. Giles, MBA. Mr. Giles has been a consultant with the Company since 1993 and a vice president and secretary/treasurer of the Company since June, 1994. Prior to joining the Company, Mr. Giles was employed from 1981 to 1993 for EFI Electronics corporation, Salt Lake City, Utah, a Utah public corporation [NASDAQ: EFIC], serving for a majority of that time as CFO and Vice President of Finance and Administration. Mr. Giles received his BS degree from the University of Utah (1970) and an MBA from the University of Utah (1971).

         Craig Heesch. Mr. Heesch has been a director of the Company since 1989. Since 1975, Mr. Heesch has been a senior partner at CV Associates, Vancouver, Washington, a technical consulting firm assisting in the development of technologies for disposition into the marketplace.

         Jack D. Brotherson, Ph.D. Dr. Brotherson has been a director of Medisys since 1991, a director of the Company since December 1995 and has worked full time for Brigham Young University , Provo, Utah since 1969. Dr. Brotherson is currently a professor of Resource Management for the Botany and Range Sciences Department, having earned a BS from B.Y.U. (1964), a MS from Iowa State
University (1967), and a Ph. D. from Iowa State University (1969). Dr. Brotherson resigned from the board of directors in February 1999.

         Robert Arbon, M.D. Dr. Arbon has been a director of Medisys since 1991 and a director of the Company since December 1995. Dr. Arbon is an ear, nose and throat physician specialist, and has for in excess of the past five years been practicing in Provo, Utah. Dr. Arbon received his BS degree from the University of Utah (1961) and M.D. from the University of Utah, College of Medicine (1964).

         Ronald J. Hollberg, Jr. Mr. Hollberg was a director of Ceron Resources Corporation, the predecessor of the Company and has been a director of the Company since October 1, 1996. Mr. Hollberg has been president and sole shareholder of Arjay Oil Company for more than five years and devotes full time to the business of Arjay Oil Company and other personal interests. Mr. Hollberg resigned from the board of directors in February 1999.

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

  Beneficial Owner Reporting Compliance with Section 16(a) of the Exchange Act

         Based on a review of the forms submitted to the company, with respect to 1997 fiscal year, as of the due date of this annual report, Gary Heesch has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 21 transactions nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1997. Upon notice of this oversight, Mr. Heesch advised the company that he has filed all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the due date of this annual report, David Giles has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 3 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1997. Upon notice of this oversight, Mr. Giles advised the company that he has filed all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the due date of this annual report, Craig Heesch has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1997. Upon notice of this oversight, Mr. Heesch advised the company that he has filed all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the due date of this annual report, Robert Arbon has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1997. Upon notice of this oversight, Mr. Arbon advised the company that he has filed all of the forms required by Section 16(a).

                       ITEM 10.  EXECUTIVE COMPENSATION

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1997, the end of the Company's last completed fiscal year):

SUMMARY COMPENSATION TABLE

Annual Compensation              Awards     Long Term Compensation

                                              Other      Restricted             Payouts
Name and                                      Annual      Stock  Options   LTIP     All other
Principal Position  Year    Salary  Bonus($) Compensation Awards /SARs     Payout  Compensation
Gary V. Heesch,     1997(3)  -0-      -0-    $37,530      $500(3)  $42,500(4) -0-     -0-
President & CEO     1996     -0-      -0-    $53,668      $125(1)  -0-        -0-     -0-
(The Company)       1995     -0-      -0-    $36,595      -0-      -0-        -0-     -0-
Leland Hale,        1997(2)  -0-      -0-    $nil         -0-      -0-        -0-     -0-
President
(The Company)
David Giles,        1997     -0-      -0-    $119,034     $500(3)  $25,000(5) -0-     -0-
V.P. Sec'y
(The Company)

Summary Compensation Table Notes

(1) Represent value of options to purchase 125,000 shares of common stock at $0.001 per share exercised in December 1996.
(2)  Mr. Hale was appointed President in October 1997.
(3)  Represents 500,000 shares issued at $.001 per share.
(4) Represent value of options to purchase 850,000 shares of common stock at $0.05 per share.
(5) Represent value of options to purchase 500,000 shares of common stock at $0.05 per share.

         The Board of Directors have approved salaries of $150,000 but the Company estimates that Mr. Heesch, Mr. Hale and Mr. Giles will each receive annual cash compensation of less than $100,000 for fiscal year 1998.

Employment Contracts and Termination of Employment and Changes in Control Arrangements

         As a result of actions taken during 1997, the Company agreed to reimburse Mr. Heesch $73,000 as compensation for payroll and income taxes he incurred for the benefit of the Company. This amount is to be paid when monies are available.

         As a result of actions taken during 1997, the Company agreed to reimburse Mr. Giles $45,000 as compensation for payroll and income taxes he incurred for the benefit of the Company. This amount is to be paid when monies are available.

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

         In 1997, the Company issued 2,200,000 common shares to certain of its officers and directors for notes totaling $110,000. In 1998, the stock was revalued and the consideration was reduced to the par value of the shares issued, or $2,200, based upon the continuing losses and lack of liquidity of the Compnay's stock. During 1997, the Company issued 16,666 common shares to certain shareholder/creditors as compensation for extending the due date on their obligations. .

         Non-Qualified Stock Option Plan - On December 16, 1996, the Company adopted the 1996 Non Qualified Stock Option Plan ("Plan") with 1,700,000 shares of the Company's common stock being issuable at the discretion of Board of Directors. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. The Plan is designed to allow the Company to provide stock as an incentive to employees, officers, directors and consultants who provide services. As of December 31, 1997, 1,500,000 options have been granted under this plan.

         1997 Options Granted Officers - The Board of Directors approved a nonqualified stock option plan for the benefit of officers and key employees and set aside 2,000,000 shares for this purpose. In 1997, 5 year nonqualified options were granted to the two principal officers (1,350,000) at $.05 per share, 50% are exercisable on December 31, 1998 and 50% on December 31, 1999.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1997, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and the shareholdings of each director and of all officers and directors as a group.

         Security Ownership of Certain Beneficial Owners

Title
 of      Name and Address              Amount and Nature of     Percentage
Class     Beneficial Owner              Beneficial Ownership(1)   of Class

Common   International Casualty            2,000,000 (2)           16.6
         & Surety Co., Ltd, 5th Floor
         General Buildings
         29-33 Shortland Street
         Auckland, New Zealand

Common   Gary V. Heesch                      815,455 (3)            7.5
         1614 East 5600 South
         Salt Lake City, UT  84121

Common   Condor Insurance Limited            750,000 (5)            6.9
         504 Candado Place
         El Paso, TX  79912

Common   David K. Giles                      713,600 (4)            6.6
         1365 Kristie Lane
         Salt Lake City, UT  84108

Common   Craig Heesch                        395,455                5.5
         2542 Cerritos Lane
         Fallbrook CA 92028

(2) 12,000,000 shares of the Company's Common Stock issued to Lindbergh-Hammer Associates, Inc. in exchange for a promissory note have been excluded from the issued and outstanding shares in the Company's financial statement presentation because the payment due on the promissory note is based on significant contingencies, none of which, at December 31, 1997, had occurred. Management has taken the position, which it believes is reasonable, that the transaction was voidable and instructed the transfer agent to cancel the shares. There has been a lawsuit filed by a third party that claims to be a holder in due course and seeks to have the shares reissued. Therefore, the 12,000,000 shares have been excluded from the total issued and outstanding shares of the Company's common stock in calculating the percentage ownership in the table below.

               (2) The shares issued include 1,800,000 shares issued for the West Virginia properties, which were reconveyed to the holder in February of 1998. The shares issued do not include 148,913 shares that had been paid for but unissued at December 31, 1997. For financial presentation purposes, the two issues above were retroactively recorded to December 31, 1997.

               (3) Includes 150,000 held in trust for the benefit of the children of Gary V. Heesch, with Dan Roberts as the trustee. Also included are 25,000 shares held in trust for the benefit of Carol Lee Poulton, with Mr. Heesch as trustee. All of these shares are deemed to be controlled by Mr. Heesch.

               (4) Includes 13,600 shares held by wife and children residing in Mr. Giles' principle residence. All of these shares are deemed to be controlled by Mr. Giles.

               (5) The shares were cancelled in 1998 when the owner was unable to meet the terms of his contractual agreement.

               Security Ownership of Management of the Company

Title
 of      Name and Position of          Amount and Nature of     Percentage
Class    Officer and/or Director       Beneficial Ownership      of Class

Common   Gary V. Heesch,  CEO,
          and Director                       815,455(1)             7.5

Common   David K. Giles, VP, Sec.            713,600(2)             6.6

Common   Craig Heesch, Director              595,455                5.5

Common   Robert Arbon, Director              275,000                2.5

Common   Jack Brotherson, Director           250,000                2.3

Common   Ronald J. Hollberg, Jr.
          Director                           300,617                2.8

Common   Leland. Hale, Pres.(3)                -0-                   0
                                            ---------              ---
         All Officers and Directors
          as a Group (7 person)            2,950,127               27.2
                                           ==========              ====

(1) Includes 150,000 held in trust for the benefit of the children of Gary V. Heesch, with Dan Roberts as the trustee. Also included are 25,000 shares held in trust for the benefit of Carol Lee Poulton, with Mr. Heesch as trustee. All of these shares are deemed to be controlled by Mr. Heesch.

(2) Includes 13,600 shares held by wife and children living at home. All of these shares are deemed to be controlled by Mr. Giles.

(3)  Appointed President October 1997.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions with Management and Others.

         On November 1, 1996 and November 15, 1996, the Company entered into two similar agreements with Lindberg controlled by W.A. Gary, a Director of the Company, wherein, the Company issued an aggregate of 12,000,000 shares of its Common Stock in exchange for a note payable of $60,000,000, based on a valuation of $5.00 per share of common stock. The Company's board of directors has retained the voting rights to such shares until paid for by Lindbergh. Payment on the promissory notes was to be generated from premiums generated by Lindbergh's affiliated companies. The Company is entitled to 10% of the premiums generated on a monthly basis.

         Since entering into the agreement with Lindbergh no payments have been received by the Company. The note payments could be made under different arrangements and were to some extent, dependent on the price of the Company's Common Stock. In addition, the agreement provides for a minimum payment commencing February 15, 1997. This minimum payment was not paid and the insurance company requested an extension of time for payment. The Company concluded, under the circumstances, the insurance company could not perform in accordance with the agreement. The shares issued were cancelled for a lack of consideration and because of certain fraudulent acts of the insurance company's management. A third party, believed to be an affiliate of the insurance company, has filed suit asserting it was an innocent party who had acquired ownership to the Company's stock and, consequently, a holder in due course. The Company believes that the claim by Crestport is without merit and intends to vigorously defend the proceedings. An adverse determination in these proceedings would have a material adverse effect on the Company. See "Legal Proceedings."

         Convertible Debentures Program - In early 1997, the Company commenced a broker-sponsored program to sell convertible debentures. Debentures totaling $50,000 were sold under the program. On November 24, 1997, the debentures issued were converted to 270,758 common shares.

         At December 31, 1997, the Company's CFO had loaned approximately $12,000 and $11,200 in principal and interest remained unpaid. Two directors had loaned the Company $15,500.

         ITEM 13. EXHIBITS FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditor's Report of Thomas Leger & Co.,
 Certified Public Accountants............................................  F-1

Consolidated Balance Sheets as of December 31, 1997......................  F-3

Consolidated  Statements  of Operations  for the years ended
  December 31, 1997, 1996, and from inception (September 7, 1989)
  through December 31, 1997.............................................   F-4

Consolidated Statements of Changes in Common Stockholders' Equity
 (Deficit) from inception (September 7, 1989) through December
 31, 1997................................................................  F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996, and from inception (September 7, 1989)
 to December 31, 1997....................................................  F-8

Notes to Consolidated Financial Statements............................... F-10

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

     None.

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing

(b) Reports on Form 8-K.

         On February 6, 1997, The Company filed the following report on Form 8K identifying a change in certifying accountants.

              ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     On February 6, 1997, by mutual consent, the Registrant terminated its relationship with its independent auditors by accepting the resignation of Jones, Jensen & Company, Certified Public Accountants.

         During the Registrants two most recent fiscal years and all interim periods leading up to the date of Jones, Jensen & Company's resignation, they did not issue any adverse opinions or disclaimer of opinion or qualify an opinion as to uncertainty, audit scope, or accounting principles, except as to the following:

     1. A limitation in the scope of audit procedures performed with respect to the Registrant's supplies inventory ($9,374) at December 31, 1995, due to the fact that the auditors were not engaged in time to observe the opening inventory; and

     2. A modified opinion relating to the fact the Registrant is a "development stage enterprise" and its ability to continue as a "going concern".

     The mutual decision to terminate the auditor's relationship was recommended and approved by the Registrant's board of directors.

         The Registrant has requested that Jones, Jensen & Company review the 8K disclosures and provide a letter addressed to the Securities and Exchange Commission stating whether they agree with the above statements and, if not, stating in what respects they do not agree. Jones, Jensen & Company's letter is included as an exhibit to this report on form 8-K.

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

                        WASATCH PHARMACEUTICAL, INC.

Date: April 12, 2000    By /S/ Gary V. Heesch
                           ---------------------------------
                           Gary V. Heesch, President and CEO


Date: April 12, 2000    By /S/ David K. Giles
                           ----------------------------------
                           Gary V. Heesch, Secretary and CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 12, 2000      By /S/ Gary V. Heesch, Director
                             ---------------------------
                             Gary V. Heesch

Date:                     By
                             ---------------------------
                             Craig Heesch, Director

Date:                     By
                             ---------------------------
                             Jack D. Brotherson, Director
                              (Resigned February 1999)

Date:                     By
                             ---------------------------
                             Robert Arbon, MD, Director

Date:                     By
                             ---------------------------
                             Ronald J. Hollberg, Director
                             (Resigned February 1999)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Wasatch Pharmaceutical, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation)(a Utah corporation in the development stage) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1995 were audited by other auditors whose report, dated May 14, 1996, included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period September 7, 1989 (date of inception and incorporation of the principal development activity) through December 31, 1995 reflect total revenues and net loss of $337,700 and $1,080,270, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company, as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal development activity) to December 31,1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise, which has suffered recurring losses from operations and has net working capital deficiencies, which together, raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                       THOMAS LEGER & CO. L.L.P.



Houston, Texas
April 5, 2000

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997


                                     ASSETS

CURRENT ASSETS
Cash                                                                                         $ 14,259
Accounts receivable - trade                                                                     7,839
Inventory                                                                                       3,642
Prepaid expenses                                                                               15,663
                                                                                               ------
Total Current Assets                                                                           41,403
                                                                                               ------
PROPERTY AND EQUIPMENT
Oil and gas properties, successful efforts method:
Property subject to amortization                                                                    -
Furniture and office equipment                                                                 41,554
                                                                                               ------
                                                                                               41,554
Less accumulated depreciation                                                                 (21,662)
                                                                                             --------
Net Property and Equipment                                                                     19,892
                                                                                               ------
OTHER ASSETS                                                                                      875
                                                                                                  ---
TOTAL ASSETS                                                                                 $ 62,170
                                                                                             ========


                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable - trade                                                                    $ 229,234
Accrued interest                                                                              229,484
Other accrued expenses                                                                        198,293
Notes and advances currently due:
Short-term shareholder advances                                                                31,581
Vendors                                                                                       112,333
Stockholders                                                                                  921,388
                                                                                            ---------
Total Liabilities                                                                           1,722,313
                                                                                            ---------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
49,258 issued and outstanding                                                                      49
Common stock, $0.001 par value, 50,000,000 shares authorized,
9,225,763 shares issued and outstanding                                                         9,226
Additional paid-in capital                                                                  1,792,421
Accumulated development stage deficit                                                      (2,765,949)
                                                                                          -----------
                                                                                             (964,253)
Less notes receivable on shares issued                                                       (695,890)
                                                                                            ---------
Total Stockholders' Deficit                                                                (1,660,143)
                                                                                          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $ 62,170
                                                                                             ========

  The accompanying notes are an intergral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF OPERATION

                                                                               For the Year Ended
                                                                                   December 31,                 From
                                                                          -----------------------------        Inception To
                                                                              1997              1996           Dec. 31, 1997
                                                                          -----------        ----------        -------------
REVENUES
Professional fee income                                                   $    38,982        $   31,529        $    184,848
Product sales                                                                  62,861            82,715             368,939
                                                                          -----------        ----------        -------------
Total Revenues                                                                101,843           114,244             553,787
                                                                          -----------        ----------        -------------
OPERATING EXPENSES
Cost of products sold                                                           5,783             7,072              43,077
Salaries                                                                      141,642            99,116             324,721
Employee leasing                                                                    -                 -             218,745
Payroll taxes                                                                  13,222            11,237              33,159
Physicians fees                                                                43,200            46,200             197,668
Rent                                                                           33,845            41,974             135,143
Advertising                                                                     6,250            21,234             212,552
Depreciation                                                                    6,799             6,811              23,999
Other                                                                           6,356                33              56,882
                                                                          -----------        ----------        -------------
Total Operating Expense                                                       257,097           233,677           1,245,946

GENERAL AND ADMINISTRATIVE EXPENSE                                            507,178           291,965           1,367,810
INTEREST                                                                      118,236            83,894             296,262
                                                                          -----------        ----------        -------------
Total Expenses                                                                882,511           609,536           2,910,018
                                                                          -----------        ----------        -------------
LOSS BEFORE DISCONTINUED OPERATIONS
AND THE PROVISION FOR INCOME TAXES                                           (780,668)         (495,292)         (2,356,231)
                                                                          -----------        ----------        -------------
LOSS FROM DISCONTINUED OPERATIONS
Loss from operations                                                          (17,969)           (8,816)            (26,785)
Loss from asset disposition                                                  (382,933)               -             (382,933)
                                                                          -----------        ----------        -------------
Total Loss From Discontinued Operations                                      (400,902)           (8,816)           (409,718)
                                                                          -----------        ----------        -------------
NET LOSS BEFORE INCOME TAXES                                               (1,181,570)         (504,108)         (2,765,949)

PROVISION FOR INCOME TAXES                                                         -                 -                   -
                                                                          -----------        ----------        -------------

NET LOSS                                                                  $(1,181,570)       $ (504,108)        $(2,765,949)
                                                                          ============       ===========        ============

Loss per share before discontinued operations                             $    (0.087)       $   (0.149)        $    (0.366)
Loss per share from discontinued operations                                    (0.044)               -               (0.064)
                                                                          -----------        ----------        -------------
BASIC LOSS PER COMMON SHARE                                               $    (0.131)       $   (0.149)        $    (0.430)
                                                                          ============       ===========        ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                   8,986,460         3,380,960           6,439,487
                                                                          ============       ===========        ============

   The accompanying notes are an integral part of these financial statements.


                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                Preferred         Common Stock          Additional   Accumulated       Total
                                                   Stock           ------------          Paid - In    Development   Stockholders'
                                                  Amount       Shares        Amount       Capital    Stage Deficit     Equity
                                                  ------       ------        ------       -------    -------------     ------
Balance, September 7, 1989                        $       -             -    $       -   $        -    $         -    $         -

Stock issued at inception at
approximately $0.0005 to
the Company's founders
for services rendered                                     -    10,000,000        5,334            -              -          5,334

Contribution of capital by
a shareholder                                             -             -       23,509            -              -         23,509

Net loss from inception
through December 31, 1992                                 -             -            -            -       (170,895)      (170,895)
                                                  --------     ----------    ---------      ------      ----------     ----------

Balance, December 31, 1992                                -    10,000,000       28,843            -       (170,895)      (142,052)

Contribution of capital by
a shareholder                                             -             -       20,000            -              -         20,000

Net loss for the year ended

December 31, 1993                                         -             -            -            -        (92,931)       (92,931)
                                                  --------     ----------    ---------      ------      ----------     ----------

Balance, December   31, 1993                              -    10,000,000       48,843            -       (263,826)      (214,983)

Common stock issued in
payment of loan fees at
$0.005 per share in
December, 1994                                            -        75,000          375            -              -            375

Contribution of capital by
a shareholder                                             -             -      170,434            -              -        170,434

Redemption and cancellation
of common stock for cash
and note payable                                          -      (600,000)     (25,000)           -              -        (25,000)

Net loss for the year ended
December 31, 1994                                         -             -            -            -       (365,189)      (365,189)
                                                  --------     ----------    ---------      ------      ----------     ----------
Balance, December 31, 1994                        $       -    $9,475,000    $ 194,652      $     -     $ (629,015)    $ (434,363)
                                                  ========     ==========    =========      ======      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                Preferred         Common Stock          Additional   Accumulated       Total
                                                   Stock           ------------          Paid - In    Development   Stockholders'
                                                  Amount       Shares        Amount       Capital    Stage Deficit     Equity
                                                  ------       ------        ------       -------    -------------     ------

Balance forward January 1, 1995                   $       -     9,475,000    $ 194,652   $        -     $ (629,015)  $   (434,363)
Stock issued at $.005 per share for
services rendered during 1995                             -       837,216        4,186            -              -          4,186
Contribution of capital by a shareholder                  -             -        1,000            -              -          1,000

Equivalent shares exchanged in the
consolidation of Medisys Research

Group, Inc & Wasatch Pharmaceutical, Inc              9,852     1,777,040     (187,749)     184,051              -          6,154

Net loss for the year ended

December 31, 1995                                         -             -            -            -       (451,255)      (451,255)
                                                    -------     ---------      -------   ----------   ------------    -----------

Balance, December 31, 1995                            9,852    12,089,256       12,089      184,051     (1,080,270)      (874,278)

To give retro-active effect to a one for
four reverse stock split                             (7,389)   (9,066,924)      (9,067)       9,067              -         (7,389)
                                                    -------     ---------      -------   ----------   ------------    -----------
Restated balance, December 31, 1995                   2,463     3,022,332        3,022      193,118     (1,080,270)      (881,667)

Proceeds from the sale of common stock                    -        57,500           58      137,442              -        137,500

Cash proceeds from the exercise of
 employee stock options                                   -       250,000          250            -              -            250

Stock issued in connection with the following:

Borrowing funds                                           -       148,374          148            -              -            148
Consulting agreement                                      -       100,000          100            -              -            100
Services rendered                                         -         7,500            8            -              -              8
Cancellation of debt                                      -           250            -       12,339              -         12,339
Stock exchanged for the following assets:
Preferred stock of an insurance
holding company                                           -       750,000          750            -              -            750
Oil and gas properties                                    -     2,000,000        2,000    3,717,536              -      3,719,536
Stock issued for a short-term note under a
November, 1996 stock option plan                          -       300,000          300      299,700              -        300,000
Net loss for the year ended
December 31, 1996                                         -             -            -            -       (504,108)      (504,108)
                                                    -------     ---------      -------   ----------   ------------    -----------
Balance, December 31, 1996                          $ 2,463     6,635,956      $ 6,636   $4,360,135   $ (1,584,378)   $ 2,784,856
                                                    =======     =========      =======   ==========   ============    ===========

   The accompanying notes are an integral part of these financial statements.


                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                Preferred         Common Stock          Additional   Accumulated       Total
                                                   Stock           ------------          Paid - In    Development   Stockholders'
                                                  Amount       Shares        Amount       Capital    Stage Deficit     Equity
                                                  ------       ------        ------       -------    -------------     ------
Balance forward December 31, 1996                   $ 2,463     6,635,956      $ 6,636   $4,360,135   $ (1,584,379)   $ 2,784,855
Retroactive adjustment to the merged
  Preferred Stock Amount                             (2,414)           -            -        2,414              -              -
                                                     -------           --           --       ------             --             -
Re-stated balance, December 31, 1996                     49     6,635,956        6,636    4,362,549     (1,584,379)     2,784,855

Proceeds from the exercise of stock options:
Cash                                                      -       125,000          125      124,875              -        125,000
Notes                                                             500,000          500      319,500              -        320,000

Shares issued in connection with:
Past services of officers and directors                   -     2,200,000        2,200      107,800              -        110,000
Acquisition of West Virginia oil & gas properties         -       151,000          151            -              -            151
Services rendered in connection with raising
 development stage funds                                  -       180,000          180            -              -            180
Note extensions                                           -        26,666           27            -              -             27
Services rendered for operations                          -        30,000           30        2,721              -          2,751
Conversion of debentures                                  -       270,758          271       18,065              -         18,336
Shares returned with cancelled contract                   -       (50,000)         (50)           -              -            (50)

Exchange of oil and gas properties for originally
 issued shares                                            -    (1,800,000)      (1,800)  (3,347,583)             -     (3,349,383)

Proceeds from sale of shares                              -       456,383          456      139,494              -        139,950
Shares issued for notes                                   -       500,000          500       65,000              -         65,500

Net loss for the year ended December 31, 1997            -             -            -            -      (1,181,570)    (1,181,570)
                                                         --            --           --           --     -----------    -----------

Balance December 31, 1997 of stockholders'
 equity-per committed contracts                          49     9,225,763        9,226    1,792,421     (2,765,949)      (964,253)

Stock subscription notes outstanding                     -     (3,400,390)      (3,400)    (692,490)            -        (695,890)
                                                         --    -----------      -------    ---------            --       ---------
Net equity December 31, 1997                          $ 49     5,825,373      $ 5,825   $1,099,931    $ (2,765,949)  $ (1,660,143)
                                                      =====    ==========     ========  ===========   =============  =============

   The accompanying notes are an integral part of these financial statements.

                                WASATCH PHARMACEUTICAL, INC.
                                (A Development Stage Company)

                           CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           For the Year Ended               From
                                                                              December 31,               Inception To
                                                                          1997             1996          Dec. 31, 1997
                                                                          -----            -----        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                $(1,181,570)       $ (504,108)      $(2,765,949)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
        Depreciation and depletion                                            6,799             6,811            21,662
  Depreciation and losses on fixed asset disposals
       Clinic assets                                                              -             3,513            15,234
       Oil and gas assets                                                     3,383               806             4,189
  Loss on disposal of oil and gas properties                                382,933                 -           382,933
Increase (decrease) in working capital                                                                                -
       (Increase) decrease in receivables                                    (4,913)             (844)           (7,839)
       (Increase) decrease in related party receivable                        6,600            (6,100)                -
       (Increase) decrease in inventory                                       4,944               788            (3,642)
       (Increase) decrease in prepaid expenses                              (15,663)                -           (15,663)
       Increase (decrease) in accounts payable                               61,076            12,173           229,234
       Increase (decrease) in accrued interest                               68,258            70,920           229,484
       Increase (decrease) in other accruals                               157,242            15,575           198,293
                                                                           --------           -------          -------
Net cash used by operating activities                                      (510,911)         (400,466)       (1,712,063)
                                                                           ---------         ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets                                                     (1,804)             (755)          (27,764)
(Increase) decrease in other assets                                            (475)             266               (875)
                                                                               -----             ----              -----
Net cash used by investing activities                                        (2,279)             (489)          (28,639)
                                                                             -------             -----          --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                    158,582           382,100         1,193,034
Expenses paid by shareholder                                                      -                 -            38,323
Repayment of loans                                                           (5,021)         (120,000)         (122,752)
Proceeds from sale of common shares                                         210,704           137,500           348,204
Capital contributed by shareholder                                                -                 -           154,800
Collection of share subscriptions                                            99,560                 -            99,560
Common shares exchanged for debt                                                  -            12,318            12,318
Exercised stock options                                                     125,000               250           125,250
Redemption of common shares                                                       -                 -           (20,409)
Cost of raising capital                                                     (73,366)               -            (73,366)
                                                                            --------               --           --------
Net cash provided by financing activities                                   515,459           412,168         1,754,961
                                                                           --------          --------         ---------

NET INCREASE IN CASH                                                          2,269            11,213            14,259
Balance at beginning of period                                               11,990               777                 -
                                                                            -------              ----                 -
Balance at end of period                                                   $ 14,259          $ 11,990          $ 14,259
                                                                          =========         =========          ========

   The accompanying notes are an integral part of these financial statements.

                     WASATCH PHARMACEUTICAL, INC.
                      (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  For the Year Ended                    From
                                                                                     December 31,                   Inception To
                                                                                1997               1996            Dec. 31, 1997
                                                                                -----              -----           -------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest                                                            $ 49,950           $ 11,604              $ 61,554
Cash paid for taxes                                                                     -                  -                      -

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Common stock for assets' aquired or (exchanged)
Clinical equipment and fixtures                                                         -                  -                 13,790
Oil and gas properties
Acquired                                                                            12,780          3,719,536             3,732,316
Exchanged                                                                       (3,349,383)                -             (3,349,383)
Preferred stock of an insurance company
Acquired                                                                                -                 750                   750
Subscription receivable for common stock
Amount on issuance of common stock                                                 935,000            300,000             1,235,000
Adjustment to subscriptions receivable                                            (449,950)                -               (449,950)
Common stock for
Goods and services                                                                   3,032                256                 8,999
Interest                                                                                27                 -                     27

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business - The consolidated financial statements include Wasatch Pharmaceutical, Inc. (a development stage company) (Wasatch or the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc.

Medisys Research Group, Inc., a Utah corporation, (Medisys) was incorporated on September 7, 1989 for the purpose of developing treatment programs for various skin disorders. On January 21, 1994, American Institute of Skin Care, Inc.
(AISC) was incorporated as a wholly owned Utah subsidiary of Medisys to administer the skin treatment programs developed by Medisys.

On December 29, 1995, Ceron Resources Corporation and Medisys completed an Agreement and Plan of Reorganization whereby Ceron issued 85% of its outstanding shares of common stock in exchange for all of the issued and outstanding common stock of Medisys and the name was subsequently changed to Wasatch Pharmaceutical, Inc.

The acquisition of Medisys by Ceron was accounted for as a purchase by Medisys because the shareholders of Medisys control the surviving company. There was no adjustment to the carrying value of the assets or liabilities of Ceron in as much as its market value approximated the carrying value of net assets. In summary, Ceron is the acquiring entity for legal purposes and Medisys is the surviving entity for accounting purposes.

On January 16, 1996, Wasatch reorganized for the purpose of changing its domicile from Delaware to Utah and modifying its capital structure. For the purpose of this financial presentation "Inception" shall mean September 7, 1989, which was the commencement of Medisys operations.

Disposition of Oil and Gas Business - On November 20, 1996, Wasatch exchanged 2,000,000 of its common shares for a 25% interest in fifty oil and gas wells located in western West Virginia. Under the terms of the agreement, Wasatch's was entitled to 25% of the revenues and incurred 25% of the operating expenses from the wells. The property operator holds a vendor's lien that entitles it to offset future revenues against accumulated operating deficits not covered by revenues.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued)

At the time they were acquired, the properties were not economically productive. The transaction was based on the property developer raising the funds to increase productivity in each of the wells in 1997. The Company would not bear any of the enhanced production costs. There were no costs incurred for reworking wells in 1997 or 1996.

In accordance with generally accepted accounting principles for non-monetary transactions, the acquired properties were recorded at a fair market value that was derived from the cash price for comparable recoverable reserves but is not in excess of risk discounted future net revenues.

In November 1997, Wasatch called upon the oil and gas property developer to demonstrate its ability to meet commitments under the acquisition agreement. The developer was unable to perform.

After determining the oil and gas developer would not be able to meet their commitments in accordance the contractual arrangements, the Board of Directors authorized management to exchange the Company's West Virginia oil and gas properties for the common shares issued by Wasatch. Negotiations commenced and an acceptable solution was reached in February 1998. Under the agreed upon exchange arrangement, Wasatch would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the original shares issued and a release from all obligations associated with the oil and gas operations.

The exchange transaction results in a material loss on disposal of a segment of business at December 31, 1998. Consequently, the loss from the exchange and the loss from operations are retroactively included in the loss from discontinued operations at December 31, 1997.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
(Continued)

Loss Per Share - In 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Statement 128 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All prior period loss per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported loss per share for all periods presented.

The Company has issued approximately 39,030,000 shares for the period January 1, 1998 through December 31, 1999 for cash, note extension, services and other equity transactions including the stock referred to in the potential change in control paragraph in Note 9.

Income Taxes - The Company has adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

See Note 7 for additional information about the Company's tax position.

Inventory - Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
  (Continued)

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over lives ranging from five to seven years. Amortization of the cost of oil and gas properties is based upon of the units of production. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is included in operations.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. All material inter-company transactions and balances have been eliminated.

Concentrations of Credit Risk - Wasatch maintains its cash accounts in two banks located in the Salt Lake City, Utah metropolitan area. The FDIC insures the cash balances of $100,000 or less at each bank. At December 31, 1997 the Company did not have any deposits in excess of $100,000 in a bank.

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

Changes in Basis and Presentation - Certain financial statement presentations for 1996 and for the period from inception on September 7, 1989 through December 31, 1996 have been reclassified to conform to the 1997 presentation.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued)

Legal Matters - Wasatch is subject to legal proceedings that have arisen in the ordinary course of its business. In the opinion of management, these actions will not have a material adverse effect upon the financial position of Wasatch.

Advertising - Advertising costs are expensed as incurred.

2. GOING CONCERN

Since inception, Wasatch has been a dual-purpose development stage enterprise. First, it has developed its clinic based protocol and treatment programs for patient care and maintenance: in addition to the business processes for such patient care. Secondly, Wasatch has been pursuing a strategy to raise sufficient capital for nationwide expansion. At December 31, 1997, management projects that their businesses plan to commence the operational phase of its clinic treatment activities will be implemented in 2000.

Wasatch's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Wasatch in its development stage has not established a source of revenues sufficient to cover its operating costs and allow it to operate as a going concern supported by its cash flow from operations. Wasatch plans to eventually seek long-term funding through private and public stock offerings. Management believes that sufficient funding will be raised to meet operating needs during the remainder of its development stage and reach an amicable settlement with the note-holder more fully described in Note 9.

As more fully explained elsewhere in these footnotes, in 1996 the Company entered into a series of transactions to add corporate value and operating net income in the future. These transactions were speculative, but the direct cash cost was nominal. During 1997, it was apparent that the value added, approximately $3,800,000 in equity, was not going to be realized through operating profits and cash flows. Consequently, in transactions occurring late 1997 and early 1998, the Company disposed of the operating assets associated with these businesses. The financial impact of these management decisions was to reduce shareholders equity approximately $4,000,000 and limit the Company's revenue producing operation to two prototype treatment centers that are operating at 10% of capacity.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

2. GOING CONCERN (continued)

At December 31, 1999, the Company's operating expenses have exceeded operating revenues by $2,765,949. This cumulative deficit has been funded by open account creditor debt, shareholder loans, shareholders' cash investment and common shares exchanged for property and services. Although the Company has continued to operate with the above sources of funds through December 1999, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

3. RELATED PARTY TRANSACTIONS

Discussed below are related party transactions not included in other notes to the financial statements.

On October 11, 1994, the Company entered into an agreement with a shareholder to redeem 150,000 shares for $25,000. The Company paid the shareholder $12,500 upon execution of the agreement, and an additional $5,000 during 1994 and $1,000 during 1996 and 1997, respectively. The remaining balance of $5,500 is non-interest bearing and is due on demand.

A liability totaling $118,000 was provided for two principal officers with the understanding that the amounts are to be paid only when sufficient cash is available. The liability represents back pay and the reimbursement of certain expenses paid for the benefit of the Company.

In 1997, the Company issued 2,200,000 common shares to certain of its officers and directors for consideration in the form on notes totaling $110,000. In 1998, the stock was revalued and the consideration was reduced to $2,200 (par value).

During   1997,   the   Company   issued   16,666   common   shares  to   certain
shareholder/creditors as compensation for extending the due date on their obligations.

4. ROYALTIES PAYABLE

Medisys, a subsidiary of the Company acquired the marketing rights to certain skin care products during 1991. As part of the agreement, Medisys is required to pay royalties equal to 5% of gross product sales. Once royalties totaling $10,000,000 have been paid, Medisys will own the technology associated with the skin care products. Annual royalty payments are due April 1 of the following year.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

5. NOTES PAYABLE

Notes payable at December 31, 1997 are as follows:

  Unsecured notes payable to shareholders dated at various dates, accruing interest at 10% to 20%,  generally are to be repaid from the proceeds of a proposed  share  offering and in some cases are past due by terms of the note.  Certain notes have
     additional stipulations and provisions                          $ 921,388

  Unsecured  notes  payable  to  vendors  dated  various   dates,
     accruing  interest at rates ranging from 6% to 10%.  Certain
     notes are guaranteed by an officer of the Company                 112,333

  Advances from officers and shareholders to meet cash shortfall,
     payable  on demand  with  interest  ranging  from 15% to 30%       31,581

  Total notes payable                                               $1,065,302
                                                                    ==========

6. CAPITAL STRUCTURE

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

At December 31, 1997, there were 10,876,850 shares of common stock were issued and outstanding according to the transfer agent's records. For financial statement purposes 9,225,763 shares of common stock were considered to be issued and outstanding. The difference is equal to the shares returned (1,800,000) under the aforementioned exchange agreement, which were treated as retired, and the shares that were sold and paid for in a private placement (148,913) that were treated as issued and outstanding but lacked the appropriate documentation to allow the transfer agent to physically issue

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

6. CAPITAL STRUCTURE, (Continued)

Common Stock - In August 1996, the Board of Directors authorized a four-for-one reverse split of common stock. All references in the financial statements to the number of shares and per share amounts of Wasatch's common stock have been retroactively restated to reflect the decrease in the number of common shares outstanding.

Preferred Stock - The Company's preferred stock (Series A) entities the holder to per-share annual dividends equal to 20% of the Company's net income divided by 300,000, times the number of shares of preferred stock outstanding (3.28% of net income based on preferred stock outstanding at December 31, 1997 and 1996). Dividends are required to the extent that there is net income and that there are funds legally available. To the extent funds are not legally available in net income years, the payment of the dividends calculated shall be deferred until such time as there shall be funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1 per share plus accrued and unpaid dividends. There were no accrued and unpaid dividends at December 31, 1997 and 1996.

On July 26, 1994, the shareholders of the Company passed a resolution to allow the exchange of one share of preferred stock for two shares of common stock. To date, no shares of preferred stock have been exchanged and there were no other preferred share transactions in 1997 and 1996.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

6. CAPITAL STRUCTURE, (Continued)

Escrowed Share Agreement - On November 1 and 15, 1996, the Board of Directors authorized two agreements, each of which resulted in issuing 6,000,000 shares of the Company's stock to an insurance company for a $30,000,000 note payable to the Company (total of 12,000,000 shares for $60,000,000). Each agreement contains generally the same terms and conditions. The shares were to be held in escrow pending payment of the note and the voting rights remained with the Company's Board of Directors on a pro-rata basis until the note is paid.

The note payments were to be made several different ways and were to some extent, dependent on the price of the Company's stock. In addition, the agreement provides for a minimum payment commencing February 15, 1997. This minimum payment was not paid and the insurance company requested an extension of time for payment. The Company management concluded, under the circumstances, the insurance company could not perform in accordance with the agreement. The shares issued were cancelled for lack of consideration and because of certain fraudulent acts of the insurance company's management. A third party, believed to be an affiliate of the insurance company, has filed suit asserting it was an innocent party who had acquired ownership to the Company's stock. Management and counsel believe that the results of a pending trial will demonstrate the meritorious defenses of its claim.

In as much as the transaction was dependent on significant contingencies, none of which occurred, Wasatch has not recorded the transaction in its books and records.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

6. CAPITAL STRUCTURE, (Continued)

Preferred Stock Purchase - On November 29, 1996, the Company exchanged 750,000 shares common stock for 12,000 shares of $250 par value preferred stock of the parent of an insurance company. Management considered this to be a speculative investment and the exchange was recorded at the par value of the Company's common stock ($750). There was no activity in the investment and, in an agreement between the parties, the transaction was rescinded in February of 1998.

Capital Markets Fund Raising Efforts - During 1997, various individuals and companies were issued 180,000 common shares as compensation for their attempts to raise capital for the Company.

Professional Services - During 1997, various individuals and companies were issued 30,000 common shares as compensation for service ranging from accounting to insurance consulting.

Convertible Debentures Program - In early 1997, the Company commenced a broker-sponsored program to sell convertible debentures. Debentures totaling $50,000 were sold under the program. On November 24, 1997, the debentures issued were converted to 270,758 common shares.

Short-Term Warrants - In connection with plans to raise funds through the private placement of convertible debentures, the Company issued to the selling investment sponsor group, 90 day warrants for the purchase of 100,000 shares of its common stock at $2 per share. The warrants expired June 7, 1998.

Share Sale to Officers and Directors - In March 1997, the board authorized the sale of 2,200,000 common shares to the two principal officers (500,000 shares each) and six directors (200,000 each) at $.25 per share. In 1998, the price per share was reduced to $.001 per share. Notes were accepted for the subscription price of the stock.

STOCK OPTIONS

General - In November 1996, Wasatch reserved 100,000 shares of the Company's stock as potential compensation to consultants and other parties. The shares to be issued are to be determined by the President. In September 1996, the Company granted options to four shareholders to purchase 750 shares of common stock for $2.00 per share. The options expire in two years.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

6. CAPITAL STRUCTURE, (Continued)

Stock Options - Consultant - In November 1996, Wasatch granted stock options for 1,500,000 shares under the non-qualified stock option plan to a capital markets consulting company in connection with services rendered and to be rendered in the future (See Note 8 regarding this consulting agreement). The stock options expire November 5, 1998. In December 1996, options for 300,000 shares were exercised by the consulting firm and Wasatch was given a one-year non-interest bearing note for $300,000. The shares were issued and the outstanding balance of the note has been recorded as a reduction to shareholders' equity. During 1997, $99,560 was collected on the subscription note. In 1997, the Company granted an additional 190,000 stock options for $1.00, which expire in 1999 to the same consulting company. The holder of the options exercised options totaling 125,000 shares in 1997.

Options - Stock option activity for shares granted that were exercisable during 1997 was as follows:

                                                             Expired or          Ending                Expiration
         Price Per Share                  Granted             Exercised           1997                    Date
      --------------------              -----------           ---------        ----------              -----------
Granted 1996
   Consultants
                 .25                           100,000               -                   100,000       June 1, 1998
                 .50                           100,000               -                   100,000       June 1, 1998
                 .625                          100,000               -                   100,000       June 1, 1998
                 .064                          500,000             500,000                 -           Nov. 5, 1998
                1.00                           700,000               -                   700,000       Nov. 5, 1998

   Shareholder
               2.00                                750               -                       750        Sept. 1998
Granted 1997
   Consultants
               1.00                            125,000             125,000                 -            April 10, 1999
               1.00                             65,000               -                    65,000        April 10, 1999
   Others

               1.00                             25,000               -                    25,000        June 19, 2000
               1.00                             10,000               -                    10,000        April 10, 1999
Employees & directors

                 .001                        1,350,000               -                 1,350,000        Open
                                             ---------             -------             ---------
Total                                        3,075,750             625,000             2,450,750
                                             =========             =======             =========
Exercised                                                          625,000
                                                                   =======

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

6. CAPITAL STRUCTURE (continued)

Officers' And Key Employee Options - In December 1997, the Board of Directors approved an inceptive stock option plan for the benefit of officers and key employees and set aside 2,000,000 share for this purpose. At the same time options were granted to the two principal officers (1,350,000 shares) at $.05 per share, 50% are exercisable December 27, 1998 and 50% on December 27, 1999. The Company did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service. The options granted are considered as outstanding options by the Company.

Non-Qualified Stock Option Plan - On December 16, 1996, Wasatch adopted the 1996 Non Qualified Stock Option Plan ("Plan") with 1,700,000 shares of the Company's common stock to be issued at the discretion of Board of Directors. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. The Plan is designed to allow the Company to provide stock as an incentive to employees, officers, directors and consultants who provide services. As of December 31, 1997, 1,500,000 options have been granted under this plan.

Contested Consulting Options - In June 1996, Wasatch executed a consulting agreement that granted stock options expiring June 1998 for the purchase of three 100,000 share options at a per share price of $.25, $.50 and $.625, respectively. In October, 1996, 100,000 common shares were issued to the consultants in accordance with the agreement. The company recorded these shares for a nominal value equal to the par value of $100. The consultants were unable to perform in accordance with the agreement; the Company considered the contract voided and requested the return of the shares issued. One consultant returned the shares and voided the transaction. The other consultant retained the shares issued and remained silent on the performance issues raised. The Company took no other action and the options expired unused in June 1998.

There are no other stock purchase plans or arrangements at December 31, 1997.

Incentive Based Compensation - The fair value of options granted was estimated on the date of grant using the Black-Scholes options pricing model assuming a risk free interests rate of 5.42% for one to three year options, respectively, no expected dividend yield, expected life of one to three years and zero expected volatility. The zero volatility was assumed because the shares were not tradable in a secondary market system when the options to purchase were granted.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

6. CAPITAL STRUCTURE (continued)

The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for the stock option agreement. Had compensation cost been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the year ended December 31, 1997 and 1996 would have been as reflected in the pro forma amounts indicated below:

                                          1997                1996
                                       -----------         ---------
     Net loss                          $(1,260,757)        $(530,065)
                                       ============        ==========
     Net loss per common share         $     (.140)        $   (.157)
                                       ============        ==========

7. INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax at December 31, 1997 and 1996:

                                                        1997           1996
                                                     ------------   ----------
     Loss before income taxes                        $ (1,181,570)  $ (504,108)
                                                     =============  ===========

     Income tax benefit computed at statutory rates $    (171,397)  $ (401,734)
     Increase in valuation allowance                      399,441      168,079
     Permanent differences                                  2,293        3,318
                                                     ------------   ----------
     Tax benefit                                     $      -       $    -
                                                     ============   ==========

No federal income taxes have been paid since the inception of the Companies.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

7. INCOME TAXES (continued)

Deferred Income Taxes - The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:


                                                    1997               1996
                                               --------------     --------------

        Deferred tax liabilities               $       -          $       -
                                               --------------     --------------
                                                       -                  -
                                               --------------     --------------
        Deferred tax assets:
           Net operating loss carryforwards          934,812            535,371
           Valuation allowance                      (934,812)          (535,371)
                                               --------------     --------------

        Total deferred tax assets                      -                  -
                                               --------------     --------------
        Net deferred tax asset (liability)     $       -          $        -
                                               ==============     ==============

Deferred income tax provisions for the years ended December 31, 1997 and 1996 result from the following temporary differences:

                                                      1997             1996
                                                  ------------    ------------

        Net operating loss carry-forward benefit  $  (399,441)    $  (168,079)
        Valuation allowance                           399,441         168,079
                                                  ------------    ------------
        Total deferred tax benefit                $     -         $     -
                                                  ============    ============


Net Operating Loss Carry-forwards - As of December 31, 1997, the Company had cumulative net operating loss carry-forwards ("NOL") for federal income tax purposes of approximately $2,749,443, which expire in 2007 through 2017, and net operating loss carry-forwards for alternative minimum tax purposes of approximately the same amount which expire in 2007 through 2017. Due to ownership changes, Internal Revenue Code Section 382 will limit future utilization of the net operating loss carryforwards.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

8. COMMITMENTS AND CONTINGENCIES

Lease Commitment - The Company has two leases for office space. One lease has a rent of $725 per month through January 31,1998. The second lease has a rent of $1,889 per month and expires in October 1999. Rent expense was approximately $33,000 and $42,000 for 1997 and 1996, respectively.

Consulting Agreement - On November 18, 1996, the Board of Directors ratified a consulting agreement with a company to provide services consisting of financial and business consulting for a period of one year (contract expired November 5, 1997). In consideration for these services, the Company granted stock options totaling 1,500,000 shares to the consulting company (See Note 6 for details of the option granted).

Escrowed Share Agreement - The Company has been sued by an insurance company to have reissued 12 million shares of Wasatch's common shares that were cancelled at the Company`s request (See Note 6 for additional information).

Preferred Stock Rescission - In February 1998, the Company and the issuer of its preferred stock holding agreed to reverse the transaction and 750,000 common shares were returned to Wasatch for the preferred stock investment. (See Note 6 for additional information).

9. SUBSEQUENT EVENTS

Revaluation of Shares Issued Officers and Directors - In March 1997, the Company authorized the issuance of 2,200,000 common shares to key officers and directors as compensation for past services and assistance. The officers and directors gave notes totaling $110,000, based on an internal evaluation of the stock. In 1998, the stock was revalued and the amount was reduced to par value.

Discontinued Business - In February 1998, the Company executed an exchange agreement with the developer/operator for the West Virginia oil and gas properties. (See Note 1 for an additional information) Under the exchange agreement, title to the fifty oil and gas properties the Company acquired in 1996 were returned to the developer in exchange for 1,800,000 of Wasatch's common shares and a release from any and all obligations associated with the oil and gas business.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
             -----------------------------------------------------

9. SUBSEQUENT EVENTS, (Continued)

There were 200,000 fewer shares received in exchange than were originally issued for the wells acquired. This share difference results in a monetary loss of $382,933 that materially impairs the oil and gas property value. Consequently, the loss and the loss from operation was recorded and reflected in the loss from discontinued operations at December 31, 1997 and the shares returned were retroactively reflected as a reduction of the shares issued and outstanding at December 31, 1997.

Concesson and Compromise With Note Holder - In a series of transactions occurring in 1998 and 1999 in which the Company was attempting to raise long-term capital, the Company issued a majority of its voting common stock (25,500,000 shares) as collateral for a short-term borrowing arrangement. During the first half of 1999, the Company defaulted on the loan. Negotiations then commenced and the parties reached a compromise and resolution of their differences in March 2000. Under the settlement agreement, the note holder received $214,750 in cash for principal and interest and 2,300,000 shares of common stock and the Company received the return of 23,200,000 shares of its common stock and the extinguishment of $165,972 of debt.

10. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are as follows:

                                                                      From
                                      December 31,                Inception To
                               1997                 1996          Dec. 31, 1997
                             ---------            ---------       -------------
    Officers compensation    $ 225,686            $ 143,149         $  608,271
    Professional fees           40,021               49,159            214,778
    Travel                      29,614               20,435             63,974
    Telephone                   14,534               13,649             47,868
    Other                      197,323               65,573            432,919
                             ---------            ---------       -------------
                             $ 507,178            $ 291,965        $ 1,367,810
                             =========            =========        ===========