Form 10QSB
period 1998-03-31
WASATCH PHARMACEUTICAL INC
filed 2000-04-17
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        For the transition period from _______________to_________________

                         Commission file number: 0-22899

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

     Class A Common Stock, $.001- 5,968,773 Outstanding as of March 31, 1998

         (This amount includes 56,477 shares paid for but unissued awaiting appropriate documentation and excludes 2,623,664 shares subscribed to but not paid for.)

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

         The unaudited balance sheet of the Registrant as of March 31, 1998, and the related audited balance sheet of the Registrant as of December 31, 1997, the unaudited related statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997 and from inception (September 7, 1989) through March 31, 1998, are attached hereto and incorporated herein by this reference.

         Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

         The following financial statements are included in this report:

         Consolidated Balance Sheet as of March 31, 1998 and
           December 31, 1997.............................................   F-1

         Consolidated Statements of Operations for the Quarter ended
           March 31, 1998, 1997 and from inception (September 7, 1989)
           through March 31, 1998.......................................    F-2

         Consolidated Statements of Changes in Common Stockholders'
           (Deficit) for the Quarter ended March 31, 1998................   F-3

         Consolidated Statements of Cash Flows for the Quarter ended
            March 31, 1998, 1997, and from inception (September 7, 1989)
            through March 31, 1998.......................................   F-4

         Notes to the Consolidated Financial Statements..................   F-5

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

         The Company has proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis. After completing successful clinical studies, prototype clinics were established with the goal of duplicating the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in an Internet network of patients and doctors and through Company clinics across the country. Two prototype treatment clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last four years and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

         To this date, the Company has not had the resources to fully implement its plan for the development and expansion of its Internet and clinic operations. Due to the lack of working capital, the Company's financial statements contain a "going concern" disclosure, which places into question the Company's ability to continue without substantial increases in revenues or additional long-term financing.

         The Company is seeking funding to establish an Internet presence and open additional clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs and supplemented by a physician referral program, revenues could be increased substantially with the infrastructure in place that is operating at 10% to 15% of clinic capacity.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had current assets of $43,909 and current liabilities of $1,857,950, generating a working capital deficit of $1,814,041, which is a 7.9% increase from December 31, 1997. The increase in the deficit is due to the Company's operating loss of $160,287 for the three-month period ended March 31, 1998. The deficit was financed with new borrowings of $98,724, additional shareholder investment of $26,154 and creditor forbearance of $35,409.

RESULTS OF OPERATIONS

         For the three months ended March 31, 1998, the Company had revenues of $21,076, compared to revenues of $22,247 for the same period of 1997, a decrease of $1.171or 5.3%. The Company's operating expenses increased by 67.7% or $26,909 in the first three months of 1998, as compared to the first three months of 1997. This was primarily due to an increase in salary expense for clinic technicians.

         The Company's corporate expenses decreased to $79,514 from $82,555 and interest expense increased to $35,220 from $21,821. These variations are attributable to the timing of expenditures for fund raising activities and the increasing Company debt. For the first quarter of 1998 the Company had a net loss of $160,287 compared to a loss of $ 126,499 in the same period of 1997. The Company anticipates that the losses will continue until funding is obtained which will be used to launch the Company's business plan.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


ITEM 2.  CHANGES IN SECURITIES

         During the first quarter the following common share transactions occurred:

a.       Exchanged oil and gas properties for 1,800,000 shares of Wasatch common
         Stock.
b. Issued 43,334 restricted common shares to creditors for extensions of due dates.
c.       Issued 73,340 restricted common shares for cash totaling $ 10,000.
d. Rescinded an exchange of 750,000 restricted common shares for 12,000 preferred shares of an insurance company.
e. Forgave a $520,390 debt for issued common stock in connection with the above exchange for oil and gas properties.
f. Issued 92,436 common shares that were previously paid for but unissued awaiting appropriate documentation.

         The common shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1934 and the "Safe Harbor" of Regulation D, Rule 504.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS  - None.

ITEM 5.  OTHER INFORMATION  - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Exhibit
         Number:      Exhibit

             27 Financial Data Schedule (included only in the electronic filing of this document).

     (b) Reports on Form 8-K

         On March 9, 1998, The Company filed the following report on Form 8K describing the disposition of certain assets.

                                     Summary

         In November 1997, after determining the oil and gas developer of Wasatch's West Virginia oil and gas properties would not be able to meet their commitments in accordance the contractual arrangements, the Board of Directors authorized management to exchange the Company's West Virginia oil and gas properties for the common shares originally issued by Wasatch. Negotiations commenced and an acceptable solution was reached in February 1998. Under the agreed upon exchange arrangement, Wasatch would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the shares issued and a release from all obligations associated with the oil and gas operations.

         Affiliates of the principals to the oil and gas transaction had given the Registrant notes receivable for common shares issued. It was agreed that the amount due on shares issued, at the time of the exchange ($520,390), would be forgiven. This reduction in the obligation was reflected in the financial statements as a charge to Additional Paid In Capital during the quarter ended March 31, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.

Dated: April 14,  2000

By: /s/ David K. Giles
    ------------------------
    David K. Giles
    Principal Accounting Officer

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                                                            March 31,           December 31,
                                                                              1998                  1997
                                                                       --------------------   ------------------
                                                                           (Unaudited)
CURRENT ASSETS
    Cash                                                                          $ 31,362             $ 14,259
    Accounts receivable - trade                                                      7,535                7,839
    Inventory                                                                        4,412                3,642
    Prepaid expenses                                                                   600               15,663
                                                                       --------------------   ------------------
       Total Current Assets                                                         43,909               41,403
                                                                       --------------------   ------------------

PROPERTY AND EQUIPMENT
    Furniture and office equipment                                                  41,554               41,554
       Less accumulated depreciation                                               (23,370)             (21,662)
                                                                       --------------------   ------------------
    Net Property and Equipment                                                      18,184               19,892
                                                                       --------------------   ------------------
OTHER ASSETS                                                                           875                  875
                                                                       --------------------   ------------------
    TOTAL ASSETS                                                                  $ 62,968             $ 62,170
                                                                       ====================   ==================

CURRENT LIABILITIES
    Accounts payable - trade                                                     $ 223,701            $ 229,234
    Accrued interest                                                               262,132              229,484
    Other accrued expenses                                                         207,342              198,293
    Notes and advances currently due
       Short-term shareholder loans                                                 24,054               31,581
       Vendors                                                                     112,333              112,333
       Stockholders                                                              1,028,388              921,388
                                                                       --------------------   ------------------

    TOTAL LIABILITIES                                                            1,857,950            1,722,313
                                                                       --------------------   ------------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued & outstanding
       Series A                                                                         49                   49
    Common stock, $0.001 par value, 50,000,000
     shares authorized, 8,592,437 shares and
    9,225,763 shares issued and outstanding.                                         8,592                9,226
    Additional paid-in capital                                                   1,281,959            1,792,421
    Accumulated development stage deficit                                       (2,926,236)          (2,765,949)
                                                                       --------------------   ------------------
                                                                                (1,635,636)            (964,253)
       Less notes receivable from stockholders                                    (159,346)            (695,890)
                                                                       --------------------   ------------------
    Total Stockholder's Equity                                                  (1,794,982)          (1,660,143)
                                                                       --------------------   ------------------
    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                                            $ 62,968             $ 62,170
                                                                       ====================   ==================

            The accompanying footnotes are an integral part of these
                             financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                        For The
                                                                   Three Months Ended                For The
                                                                       March 31,                   Period From
                                                           -----------------------------------     Inception To
                                                                1998               1997             March 31, 1998
                                                           ----------------   ----------------   ---------------------
   REVENUES
       Professional fee income                                     $ 7,572            $ 7,248           $ 192,420
       Product sales                                                13,504             14,999             382,443
                                                           ----------------   ----------------   -----------------
               TOTAL REVENUES                                       21,076             22,247             574,863
                                                           ----------------   ----------------   -----------------

    OPERATING EXPENSES
       Cost of products sold                                         1,423              1,019              44,500
       Salaries                                                     36,809             18,503             361,530
       Employee leasing                                                  -                  -             218,745
       Payroll taxes                                                 3,435              2,375              36,594
       Physicians fees                                              10,200             10,200             207,868
       Rent                                                         11,718              8,035             146,861
       Advertising                                                    (632)             4,359             211,919
       Depreciation                                                  1,314              1,687              25,314
       Other                                                         2,362             (6,458)             59,244
                                                           ----------------   ----------------   -----------------
           Total Operating expenses                                 66,629             39,720           1,312,576

    GENERAL & ADMINSTRATIVE EXPENSE                                 79,514             82,555           1,447,322
    INTEREST                                                        35,220             21,821             331,482
                                                           ----------------   ----------------   -----------------
               TOTAL EXPENSES                                      181,363            144,096           3,091,380
                                                           ----------------   ----------------   -----------------
    INCOME (LOSS) BEFORE DISCONTINUED
       OPERATIONS AND THE PROVISION
       FOR INCOME TAXES                                           (160,287)          (121,849)         (2,516,517)

    LOSS FROM DISCONTINUED OPERATIONS                                    -             (4,650)           (409,718)
                                                           ----------------   ----------------   -----------------
    INCOME (LOSS) BEFORE THE PROVISION
       FOR INCOME TAXES                                           (160,287)          (126,499)         (2,926,235)
    Provision for Income Taxes                                           -                  -                   -
                                                           ----------------   ----------------   -----------------
    NET INCOME (LOSS)                                           $ (160,287)        $ (126,499)       $ (2,926,235)
                                                           ================   ================   =================
    NET (LOSS) PER COMMON SHARE                                   $ (0.016)          $ (0.018)           $ (0.492)
                                                           ================   ================   =================
    WEIGHTED AVERAGE SHARES OUTSTANDING                         10,017,472          7,198,178           5,950,765
                                                           ================   ================   =================

                 The accompanying footnotes are an integral part
                         of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  Consolidated Statements of Changes in Common
                            Stockholders' (Deficit)
                                   (Unaudited)

                                                                               For The
                                                                         Three Months Ended               For The
                                                                              March 31,                 Period From
                                                                   --------------------------------    Inception To
                                                                        1998             1997         March 31, 1998
                                                                   ---------------  ---------------   ----------------
    CASH FLOWS FROM OPERATING
       ACTIVITIES
       Net Income (Loss)                                        $        (160,287) $      (126,499) $      (2,926,235)
    Adjustments to Reconcile Net Income
       (Loss) to Net Cash Provided (Used)
       by Operating Activities

        Depreciation                                                        1,706            2,589             25,706

        Loss on fixed asset disposal                                            -                -            400,019
          Oil and gas assets                                                    -                -                  -
        Expenses paid with common shares                                       43                -                 43
        Increase (decrease) in working capital
          (Increase) decrease in receivables                                  305              929             (7,535)
          (Increase) decrease in related party receivable                       -                -                  -
          (Increase) decrease in inventory                                   (770)          (1,227)            (4,412)
          (Increase) decrease in prepaid expenses                          15,063                -               (600)
          Increase (decrease) in accounts payable                          (5,532)          21,267            223,703
          Increase (decrease) in accrued interest                          32,647           21,677            262,132
          Increase (decrease) in other accruals                             9,050           30,846            207,342
                                                                   ---------------  ---------------   ----------------
    Net Cash Provided (Used) by
        Operating Activities                                             (107,775)         (50,418)        (1,819,837)
                                                                   ---------------  ---------------   ----------------
    CASH FLOWS FROM INVESTING
       ACTIVITIES
        Purchase of fixed assets
          Clinics                                                               -          (25,096)           (27,764)
      (Increase) decrease in other assets                                       -          (11,757)              (875)
                                                                   ---------------  ---------------   ----------------
    Net Cash Provided (Used) by
        Investing Activities                                                    -          (36,853)           (28,639)
                                                                   ---------------  ---------------   ----------------
    CASH FLOWS FROM FINANCING
       ACTIVITIES
        Proceeds from borrowings                                          141,296           55,000          1,334,329
        Expenses paid by shareholder                                            -                -             38,324
        Repayment of loans                                                (42,572)          (5,000)          (165,325)
        Proceeds from sale of common shares                                10,000                -            358,205
        Capital contributed by shareholder                                      -                -            154,800
        Collection of share subscriptions                                  16,154           30,000            115,714
        Common shares exchanged for debt                                        -                -             12,317
        Exercised stock options                                                 -                -            125,250
        Redemption of common shares                                             -                -            (20,409)
        Costs of raising funds                                                  -           (3,517)           (73,366)
                                                                   ---------------  ---------------   ----------------
    Net Cash Provided (Used) by
        Financing Activities                                              124,879           76,483          1,879,838
                                                                   ---------------  ---------------   ----------------
    NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                                           17,104          (10,788)            31,363
    CASH AND CASH EQUIVALENTS
        At Beginning of Period                                             14,259           11,990                  -
                                                                   ---------------  ---------------   ----------------
        At End of Period                                           $       31,362   $        1,202    $        31,363
                                                                   ===============  ===============   ================

                   The accompanying footnotes are an integral
                      part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      Conslidated Statements of Cash Flows
                                   (Unaudited)


                                                 Preferred       Common Stock           Additional      Accumulated        Total
                                                   Stock    ----------------------       Paid - In      Development    Stockholders'
                                                  Amount     Shares        Amount         Capital      Stage Deficit       Equity
                                                 ---------  ----------   ---------      ------------  ---------------    -----------
First Quarter
Stockholders equity-per committed contracts
    Balance December 31, 1997                      $ 49     9,225,763     $ 9,226       $ 1,792,421    $(2,765,949)     $ (964,253)

    Shares issued for note extensions                          43,334          43                                               43
    Shares  sold for cash                                      73,340          73             9,928                         10,001
    Exchange of preferred shares held for
         investment for originally issued shares             (750,000)       (750)                                            (750)
    Charge for per share price reduction of
         shares held under subscription notes                                              (520,390)                      (520,390)
    Net loss for the three months ended
         March 31, 1998                                                                                   (160,287)       (160,287)
                                                   ----     ---------     -------       -----------    -----------    ------------
Stockholders Equity March 31, 1998 including
    commitments for future transactions              49     8,592,437       8,592         1,281,959     (2,926,236)     (1,635,636)

Shares issued for future transactions                      (2,623,664)     (2,624)         (156,747)                      (159,371)
                                                   ----     ---------     -------       -----------    -----------    ------------

Stockholders Equity March 31, 1998                 $ 49     5,968,773     $ 5,969       $ 1,125,212    $(2,926,236)   $ (1,795,006)
                                                   ====     =========     =======       ===========    ===========    ============

                   The accompanying footnotes are an integral
                      part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

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

         Medisys accounted for the acquisition of Medisys by Ceron as a purchase because the shareholders of Medisys control the surviving company. There was no adjustment to the carrying value of the assets or liabilities of Ceron in as much as its market value approximated the carrying value of net assets. In summary, Ceron is the acquiring entity for legal purposes and Medisys is the surviving entity for accounting purposes.

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

         In third quarter of 1997, Wasatch called upon the oil and gas property developer to demonstrate its ability to meet commitments under the acquisition agreement. The developer acknowledged that they were unable to meet the contractual commitments..

         In November 1997, the Wasatch Board of Directors authorized management to exchange the Company's West Virginia oil and gas properties for the common shares issued by Wasatch. Negotiations commenced and an acceptable solution was reached in February 1998. Under the agreed upon exchange arrangement, Wasatch would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the original shares issued and a release from all obligations associated with the oil and gas operations. In addition, Wasatch agreed to forgive a $520,390 debt owed it for the purchase of common stock by an affiliate of the developer.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements
                                   (unaudited)

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS (Continued)

         The exchange transaction results in a material loss on disposal of a segment of business. Consequently, the loss from the exchange and the loss from operations are retroactively included in the loss from discontinued operations at December 31, 1997.

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the first quarter of 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative three month periods ended and from inception through March 31, 1998 are:


                                                 First Quarter        Inception
                                           ----------------------     March 31,
                                               1998        1997         1998
                                           ----------- ----------  ------------
         Officer's compensation              $34,242      32,825      $617,645
         Legal and accounting                 13,289      15,776       228,067
         Finders fees                          7,250           0         7,250
         Travel                                4,647       4,995        68,621
         Telephone                             3,639       4,261        51,507
         Insurance                               455         162        15,512
         Postage                                 875           0        14,458
         Payroll tax penalties                     0           0        16,433
         Other                                15,119      24,536       435,079
                                           ---------- -----------  ------------
         Total                               $79,514     $82,555    $1,447,322
                                           ========== ===========  ============

NOTE 4 - GOING CONCERN PREMISE

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue to operate. The Company is seeking an agreement to raise short-term funding and plans to seek long-term funding through a stock offering. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the remainder of development stage.