Form 10QSB
period 1998-06-30
WASATCH PHARMACEUTICAL INC
filed 2000-04-17
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Class A Common Stock, $.001- 7,013,094 issued and outstanding as of June 30, 1998 (This amount includes 56,477 shares paid for but unissued awaiting appropriate documentation and excludes 2,505,343 shares subscribed to but not paid for and 200,000 shares held in trust as collateral on a loan made to the Company.)

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

         The unaudited balance sheet of the Registrant as of June 30, 1998, and the related audited balance sheet of the Registrant as of December 31, 1997, the unaudited related statements of operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997 and from inception (September 7, 1989) through June 30, 1998, are attached hereto and incorporated herein by this reference.

         Operating results for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

         The following financial statements are included in this report:

         Consolidated Balance Sheet as of June 30, 1998 and
           December 31, 1997............................................... F-1

         Consolidated Statements of Operations for the Six Months and
           Quarter ended June 30, 1998, 1997, and from inception
           (September 7, 1989) through June 30, 1998....................... F-2

         Consolidated Statements of Changes in Common Stockholders'
           (Deficit) for the Six Months and Quarter ended June 30, 1998.... F-4

         Consolidated Statements of Cash Flows for the Six Months and
           Quarter ended June 30, 1998, 1997, and from inception
           (September 7, 1989) through June 30, 1998....................... F-5

         Notes to the Consolidated Financial Statements...................  F-7

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

         The Company is seeking funding to establish an Internet presence and open additional clinics in major metropolitan areas as well as launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs and supplemented by a physician referral program, revenues could be increased substantially with the infrastructure in place that is operating at 10% to 15% of clinic capacity.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had current assets of $10,842 and current liabilities of $1,950,814, generating a working capital deficit of $1,939,972, which is a 15.4% increase from December 31, 1997. The increase in the deficit is due to the Company's operating loss of $324,151 for the six-month period ended
June 30, 1998. The deficit was financed with new borrowings of $140,858 (including $98,724 in the first quarter), additional shareholder investment of $61,453 (including $26,154 in the first quarter), and creditor forbearance of $86,426 (including $35,409 in the first quarter).

RESULTS OF OPERATIONS

         During the first six months ending June 30, 1998, the Company had revenues of $40,651 compared to $47,985 during the same six months of 1997,a decrease of $ 7,334 or 15.3%. The Company's operating expenses increased by 17.0% or $18,144 in the first six months of 1998, as compared to the same period in 1997. This was primarily due to an increase in clinic salaries in the first quarter of 1998).

         General and administrative expenses decreased $8,054 from $183,548 in the first six months of 1997 due to sharply curtailed professional services and officers' compensation in the second quarter of 1998. The fees paid to obtain financing ($35,011) substantially offset these decreases.

         Interest expense the first six months of 1998 was $64,742 versus $47,004 in 1997. The increase is attributable to increased indebtedness ($140,000 for the six month period)

For the first half of 1998 the Company had a net loss of $324,151 compared to a net loss of $297,496 in the same period of 1997. The Company anticipates that the losses will continue until funding is obtained which will it to launch its business plan and strategies.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  -  None.

ITEM 2.  CHANGES IN SECURITIES

         During the second quarter the following common share transactions occurred:

         a. Issued 165,000 restricted common shares to creditors for extensions of due dates.
         b. Issued 200,000 restricted common shares as interim loan collateral to be returned at debt satisfaction.
         c. Issued 761,000 restricted common shares for fees and commissions in connection with fund raising efforts.

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

              (b) Reports on Form 8-K

         On May 29, 1998, The Company filed the following report on Form 8K describing a change in management.

                                     Summary

         The board of directors, pursuant to its meeting on December 31, 1997, appointed Leland Hale as President and Chief Operating Officer of Wasatch Pharmaceutical, Inc.. Mr. Hale's background includes Vice President of US Operations for Teesyn International Inc. and other top management experience.

         Gary V. Heesch, former President will continue as Chairman of the Board and Chief Executive Officer.

         Announcement of the appointment was made in a press release May 19, 1998.

         On May 29, 1998, The Company filed the following report on Form 8K/A amending its filing of March 9, 1998 describing the disposition of certain assets.

                                     Summary

         February 23, 1998, Wasatch Pharmaceutical, Inc. entered into an agreement with Mountaineer Gas Transmission, Inc., a Nevada corporation, registered to do business in West Virginia ("Mountaineer"), wherein Wasatch exchanged its 25% working interest in 50 gas wells located in Pleasants, Wood, and Ritchie Counties, West Virginia for 1,800,000 shares of restricted common stock of Wasatch, which was returned to the treasury and subsequently canceled.

         The Company had purchased the 50 gas wells in November, 1996 in an effort to enhance its cash flows. The cash flows did not come as expected and the Company determined that an investment in the oil and gas business did not fit in with its long-term strategy of setting up and operating a medical skin care business.

Other Events - Amendment

         Due to the sale of its oil and gas assets, Wasatch no longer has sufficient net tangible assets to preclude it from being characterized as a "penny stock". Therefore, pursuant to SEC Rule 3a51-1, the common stock of Wasatch is now defined and considered a "penny stock".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.

Dated: April 14, 2000

By: /s/ David K. Giles
    --------------------------
    David K. Giles
    Principal Accounting Officer

                                        WASATCH PHARMACEUTICAL, INC.
                                       ( A Development Stage Company)
                                        Consolidated Balance Sheets

                                                                           June 30,           December 31,
                                                                             1998                 1997
                                                                      -------------------   ------------------
                                                                         (Unaudited)
CURRENT ASSETS
    Cash                                                                           $ 230             $ 14,259
    Accounts receivable - trade                                                    6,847                7,839
    Inventory                                                                      3,165                3,642
    Prepaid expenses                                                                 600               15,663
                                                                      -------------------   ------------------
       Total Current Assets                                                       10,842               41,403
                                                                      -------------------   ------------------
PROPERTY AND EQUIPMENT
    Furniture and office equipment                                                41,554               41,554
       Less accumulated depreciation                                             (25,077)             (21,662)
                                                                      -------------------   ------------------
    Net Property and Equipment                                                    16,477               19,892
                                                                      -------------------   ------------------
OTHER ASSETS                                                                       1,075                  875
                                                                      -------------------   ------------------
    TOTAL ASSETS                                                                $ 28,395             $ 62,170
                                                                      ===================   ==================

CURRENT LIABILITIES
    Accounts payable - trade                                                   $ 230,028            $ 229,234
    Accrued interest                                                             293,851              229,484
    Other accrued expenses                                                       219,557              198,293
    Notes and advances currently due
       Short-term shareholder loans                                               15,657               31,581
       Vendors                                                                   112,333              112,333
       Stockholders                                                            1,079,388              921,388
                                                                      -------------------   ------------------
TOTAL LIABILITIES                                                              1,950,814            1,722,313
                                                                      -------------------   ------------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued & outstanding
       Series A                                                                       49                   49
    Common stock, $0.001 par value, 50,000,000
     shares authorized, 9,718,437 shares and
     9,225,763 shares issued and outstanding.                                      9,718                9,226
    Additional paid-in capital                                                 1,281,960            1,792,421
    Accumulated development stage deficit                                     (3,090,100)          (2,765,949)
                                                                      -------------------   ------------------
                                                                              (1,798,374)            (964,253)
       Less note receivable stockholder                                         (124,045)            (695,890)
                                                                      -------------------   ------------------
    Total Stockholder's Equity                                                (1,922,419)          (1,660,143)
                                                                      -------------------   ------------------
    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                    $ 28,395 $           $ 62,170
                                                                      ===================   ==================

            The accompanying footnotes are an integral part of these
                             financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                      Conslidated Statement of Operations
                                  (Unaudited)

                                                                             For The
                                                                         Six Months Ended                  For The
                                                                             June 30,                    Period From
                                                                -----------------------------------      Inception To
                                                                     1998               1997            June 30, 1998
                                                                ----------------   ----------------   -------------------
REVENUES
     Professional fee income                                           $ 14,337           $ 16,738             $ 199,185
     Product sales                                                       26,314             31,247               395,253
                                                                ----------------   ----------------   -------------------
        TOTAL REVENUES                                                   40,651             47,985               594,438
                                                                ----------------   ----------------   -------------------
OPERATING EXPENSES
     Cost of products sold                                                2,670              2,667                45,748
     Salaries                                                            74,708             59,140               399,429
     Employee leasing                                                         -                  -               218,745
     Payroll taxes                                                        6,535              6,035                39,694
     Physicians fees                                                     19,200             21,000               216,868
     Rent                                                                17,165             16,264               152,308
     Advertising                                                         (1,176)             1,944               211,376
     Depreciation                                                         2,629              3,385                26,628
     Other                                                                2,835             (4,013)               59,716
                                                                ----------------   ----------------   -------------------
        Total Operating expenses                                        124,566            106,422             1,370,512

GENERAL & ADMINSTRATIVE EXPENSE                                         175,494            183,548             1,543,303
INTEREST                                                                 64,742             47,004               361,004
                                                                ----------------   ----------------   -------------------
                    TOTAL EXPENSES                                      364,802            336,974             3,274,819
                                                                ----------------   ----------------   -------------------
INCOME (LOSS) BEFORE DISCONTINUED
     OPERATIONS AND THE PROVISION
     FOR INCOME TAXES                                                  (324,151)          (288,989)           (2,680,381)

LOSS FROM DISCONTINUED OPERATIONS                                             -             (8,507)             (409,718)
                                                                ----------------   ----------------   -------------------
NET INCOME (LOSS) BEFORE
    PROVISION FOR INCOME TAXES                                         (324,151)          (297,496)           (3,090,099)

Provision for Income Taxes                                                    -                  -                     -
                                                                ----------------   ----------------   -------------------
NET INCOME (LOSS)                                                     $(324,151)         $(297,496)          $(3,090,099)
                                                                ================   ================   ===================
NET (LOSS) PER COMMON SHARE                                            $ (0.034)          $ (0.046)             $ (0.518)
                                                                ================   ================   ===================
WEIGHTED AVERAGE SHARES OUTSTANDING                                   9,464,303          6,496,829             5,965,841
                                                                ================   ================   ===================

            The accompanying footnotes are an integral part of these
                             financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                      Conslidated Statement of Operations
                                  (Unaudited)
                                                                                  For The
                                                                             Three Months Ended                 For The
                                                                                  June 30,                  Period From
                                                                    -------------------------------------    Inception To
                                                                          1998                1997           June 30, 1998
                                                                    -----------------   -----------------   ----------------
REVENUES
     Professional fee income                                                 $ 6,765             $ 9,490          $ 199,185
     Product sales                                                            12,810              16,248            395,253
                                                                    -----------------   -----------------   ----------------
             TOTAL REVENUES                                                   19,575              25,738            594,438
                                                                    -----------------   -----------------   ----------------
OPERATING EXPENSES
     Cost of products sold                                                     1,248               1,648             45,748
     Salaries                                                                 37,899              40,637            399,429
     Employee leasing                                                              -                   -            218,745
     Payroll taxes                                                             3,100               3,660             39,694
     Physicians fees                                                           9,000              10,800            216,868
     Rent                                                                      5,447               8,229            152,308
     Advertising                                                                (543)                  -            211,376
     Depreciation                                                              1,314               1,698             26,628
     Other                                                                       471                  30             59,716
                                                                    -----------------   -----------------   ----------------
         Total Operating expenses                                             57,936              66,702          1,370,512
GENERAL& ADMINSTRATIVE EXPENSE                                                95,981             100,991          1,543,303
INTEREST                                                                      29,522              25,183            361,004
                                                                    -----------------   -----------------   ----------------
             TOTAL EXPENSES                                                  183,439             192,876          3,274,819
                                                                    -----------------   -----------------   ----------------
INCOME (LOSS) BEFORE DISCONTINUED
     OPERATIONS AND THE PROVISION
     FOR INCOME TAXES                                                       (163,864)           (167,138)        (2,680,381)

LOSS FROM DISCONTINUED OPERATIONS                                                  -              (3,857)          (409,718)
                                                                    -----------------   -----------------   ----------------
NET INCOME (LOSS) BEFORE
    PROVISION FOR INCOME TAXES                                              (163,864)           (170,995)        (3,090,099)

Provision for Income Taxes                                                         -                   -                  -
                                                                    -----------------   -----------------   ----------------
NET INCOME (LOSS)                                                         $ (163,864)         $ (170,995)$      $(3,090,099)
                                                                    =================   =================   ================
NET (LOSS) PER COMMON SHARE                                                 $ (0.018)           $ (0.026)          $ (0.518)
                                                                    =================   =================   ================
WEIGHTED AVERAGE SHARES OUTSTANDING                                        8,863,734           6,655,934          5,965,841
                                                                    =================   =================   ================

            The accompanying footnotes are an integral part of these
                             financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                       Conslidated Statement of Cash Flows
                                  (Unaudited)


                                                                          For The
                                                                      Six Months Ended             For The
                                                                           June 30,              Period From
                                                               ------------------------------    Inception, To
                                                                   1998            1997         June 30, 1998
                                                               --------------  --------------  -----------------
    CASH FLOWS FROM OPERATING
       ACTIVITIES
       Net Income (Loss)                                          $ (324,151)     $ (297,496)    $ (3,090,100)
       Adjustments to Reconcile Net Income
       (Loss) to Net Cash Provided (Used)
        by Operating Activities
       Depreciation                                                    3,415           5,472           27,414
       Gain (loss) on asset disposal                                       -               -
          Clinic assets                                               (5,413)              -          394,605
          Oil and gas assets                                               -               -                -
       Expenses paid with common shares                                1,150           5,448            1,150
       Increase (decrease) in working capital                              -               -
       (Increase) decrease in receivables                              6,936 #        (1,588)            (903)
       (Increase) decrease in related party receivable                     -         (22,133)               -
       (Increase) decrease in inventory                                  434 #        (3,982)          (3,208)
       (Increase) decrease in prepaid expenses                        15,063               -             (600)
       Increase (decrease) in accounts payable                           794 #        24,319          230,029
       Increase (decrease) in accrued interest                        64,367 #        36,859          293,851
       Increase (decrease) in other accruals                          21,265 #        32,477          219,557
                                                               --------------  --------------  ---------------
    Net Cash Provided (Used) by
       Operating Activities                                         (216,140)       (220,624)       1,928,205
                                                               --------------  --------------  ---------------
    CASH FLOWS FROM INVESTING
       ACTIVITIES
       Purchase of fixed assets
       Clinics                                                             -         (35,041)         (27,764)
      (Increase) decrease in other assets                               (200)         (7,202)          (1,075)
                                                               --------------  --------------  ---------------
    Net Cash Provided (Used) by
       Investing Activities                                             (200)        (42,243)         (28,839)
                                                               --------------  --------------  ---------------
    CASH FLOWS FROM FINANCING
       ACTIVITIES
       Proceeds from borrowings                                      216,644          55,000        1,409,678
       Expenses paid by shareholder                                        -               -           38,323
       Repayment of loans                                            (75,786)         (5,000)        (198,539)
       Proceeds from sale of common shares                            10,000               -          358,205
       Capital contributed by shareholder                                  -               -          154,800
       Collection of share subscriptions                              51,453          80,000          151,014
       Common shares exchanged for debt                                    -               -           12,318
       Exercised stock options                                             -         125,000          125,250
       Redemption of common shares                                         -            (755)         (20,409)
       Costs of raising funds                                              -               -          (73,366)
                                                               --------------  --------------  ---------------
    Net Cash Provided (Used) by
       Financing Activities                                          202,311         254,245        1,957,274
                                                               --------------  --------------  ---------------
    NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                                     (14,029)         (8,622)             230
    CASH AND CASH EQUIVALENTS
       At Beginning of Period                                         14,259          11,990                -
                                                               --------------  --------------  ---------------
       At End of Period                                                $ 230         $ 3,368            $ 230
                                                               ==============  ==============  ===============

             The accompanying footnotes are an integral part of this
                             financial information.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                       Conslidated Statement of Cash Flows
                                  (Unaudited)
                                                                 For The
                                                            Three Months Ended                For The
                                                                 June 30,                   Period From
                                                       -----------------------------        Inception To
                                                           1998            1997             June 30, 1998
                                                       -------------   -------------     ------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net Income (Loss)                                      $(163,864)      $(170,995)     $ (3,090,100)
Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided (Used)
   by Operating Activities
    Depreciation                                              1,709           2,880            27,414
    Gain (loss) on asset disposal                                 -               -
       Clinic assets                                         (5,413)              -           394,605
       Oil and gas assets                                         -               -                 -
    Expenses paid with common shares                          1,107           5,450             1,150
    Increase (decrease) in working capital                        -               -
    (Increase) decrease in receivables                        6,632          (2,517)             (903)
    (Increase) decrease in related party receivable               -         (22,133)                -
    (Increase) decrease in inventory                          1,204           1,555            (3,208)
    (Increase) decrease in prepaid expenses                       -               -              (600)
    Increase (decrease) in accounts payable                   6,326           3,052           230,029
    Increase (decrease) in accrued interest                  31,719          15,182           293,851
    Increase (decrease) in other accruals                    12,215               -           219,557
                                                       -------------   -------------   ---------------

Net Cash Provided (Used) by
    Operating Activities                                   (108,365)       (167,526)        1,928,205
                                                       -------------   -------------   ---------------
CASH FLOWS FROM INVESTING
   ACTIVITIES
   Purchase of fixed assets
    Clinics                                                       -          (9,945)          (27,764)
  (Increase) decrease in other assets                          (200)            245            (1,075)
                                                       -------------   -------------   ---------------
Net Cash Provided (Used) by
    Investing Activities                                       (200)         (9,700)          (28,839)
                                                       -------------   -------------   ---------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
    Proceeds from borrowings                                 75,348           1,630         1,409,678
    Expenses paid by shareholder                                  -               -            38,323
    Repayment of loans                                      (33,215)              -          (198,539)
    Proceeds from sale of common shares                           -               -           358,205
    Capital contributed by shareholder                            -               -           154,800
    Collection of share subscriptions                        35,300          50,000           151,014
    Common shares exchanged for debt                              -               -            12,318
    Exercised stock options                                       -         125,000           125,250
    Redemption of common shares                                   -           2,762           (20,409)
    Costs of raising funds                                        -               -           (73,366)
                                                       -------------   -------------   ---------------
Net Cash Provided (Used) by
    Financing Activities                                     77,433         179,392         1,957,274
                                                       -------------   -------------   ---------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                (31,132)          2,166               230
CASH AND CASH EQUIVALENTS
    At Beginning of Period                                   31,362           1,202                 -
                                                       -------------   -------------   ---------------
    At End of Period                                          $ 230         $ 3,368             $ 230
                                                       =============   =============   ===============

            The accompanying footnotes are an integral part of these
                             financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                     Conslidated Statement of Equity Changes
                            For Each Quarter of 1998
                                   (Unaudited)

                                                 Preferred       Common Stock           Additional      Accumulated        Total
                                                   Stock    ----------------------       Paid - In      Development    Stockholders'
                                                  Amount     Shares        Amount         Capital      Stage Deficit       Equity
                                                 ---------  ----------   ---------      ------------  ---------------    -----------
First Quarter

Stockholders equity-per committed contracts
    Balance December 31, 1997                      $ 49     9,225,763     $ 9,226       $ 1,792,421    $(2,765,949)     $ (964,253)
    Shares issued for note extensions                          43,334          43                                               43
    Shares  sold for cash                                      73,340          73             9,928                         10,001
    Exchange of preferred shares held for
        investment for originally issued shares              (750,000)       (750)                                            (750)
    Charge for per share price reduction of
        shares held under subscription notes                                               (520,390)                      (520,390)
    Net loss for the three months ended
        March 31, 1998                                                                                    (160,287)       (160,287)
                                                   ----     ---------     -------       -----------    -----------    ------------
Stockholders Equity March 31, 1998 including
    commitments for future transactions              49     8,592,437       8,592         1,281,959     (2,926,236)     (1,635,636)
    Shares issued for loan extensions                         165,000         165                                              165
    Shares issued as interim loan collateral to
        be return at debt satistaction                        200,000         200                                              200
    Shares issued as transaction commissions                  761,000         761                                              761
    Net loss for the three months ended
        June 30, 1998                                                                                     (163,864)       (163,864)
                                                   ----     ---------     -------       -----------    -----------    ------------
Stockholders Equity June 30, 1998 including
    commitments for future transactions              49     9,718,437       9,718         1,281,959     (3,090,100)     (1,798,374)

Shares issued for future transactions                      (2,705,343)     (2,705)         (121,340)                      (124,045)
                                                   ----     ---------     -------       -----------    -----------    ------------
Stockholders Equity June 30, 1998                  $ 49     7,013,094     $ 7,013       $ 1,160,619    $(3,090,100)   $ (1,922,419)
                                                   ====     =========     =======       ===========    ===========    ============

                           The Accompanying footnotes
              are an integral part if this financial information.

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

                          WASATCH PHARMACEUTICAL, INC.
                        (A Development Stage Registrant)

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS (Continued)

         The exchange transaction results in a loss on disposal of a segment of business. Consequently, the loss from the exchange and the loss from operations are retroactively included in the loss from discontinued operations at December 31, 1997.

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the second quarter and first six months of 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative calendar six month and three month periods ended and from inception through June 30, 1998 are:

                                      SIX MONTHS ENDED         THREE MONTHS ENDED         INCEPTION
                                            JUNE 30,                 JUNE 30,             TO JUNE 30,
                                       1998         1997         1998         1997           1998
                                   ------------- ----------- ------------- ------------   ------------
      Officer's compensation           $ 70,777    $ 81,092      $ 36,535     $ 48,267       $679,047
      Legal and accounting               25,609      43,267        12,321       27,491        240,387
      Finders fee                        15,011           0         7,761            0         15,011
      Travel                              6,271      10,070         1,625        5,075         70,245
      Telephone                           6,465       7,660         2,826        3,399         54,333
      Insurance                             716         357           261          195         15,773
      Postage                             1,812           0           937            0         15,395
      Payroll tax penalties                   0           0             0            0         16,433
      Other                              28,834      41,102         6,465       16,564        416,679
                                   ------------- ----------- ------------- ------------   ------------
                                      $ 155,498   $ 183,548      $ 75,981    $ 100,991     $1,523,303
                                   ============= =========== ============= ============   ============

NOTE 5 - GOING CONCERN

         The Registrant's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Registrant is in the development stage and has not established a source of revenues sufficient to allow it to continue as a going concern. The Registrant is seeking an agreement to raise short-term funding and plans to seek long-term funding through a stock offering. Management believes that sufficient funding will be raised to meet the operating needs of the Registrant during the remainder of development stage.