Form 10QSB
period 1998-09-30
WASATCH PHARMACEUTICAL INC
filed 2000-04-17
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

         Class A Common Stock, $.001- 9,922,387 Issued and outstanding as of September 30, 1998 (This amount includes 10,044 shares paid for but unissued awaiting appropriate issue documentation and excludes 25,700,000 shares issued as collateral to secure the Registrant's obligations and 2,700,000 shares subscribed to but not paid for.)

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

         The unaudited balance sheet of the Registrant as of September 30, 1998, and the related audited balance sheet of the Registrant as of December 31, 1997, the unaudited related statements of operations and cash flows for the three month and nine month periods ended September 30, 1998 and 1997 and from inception (September 7, 1989) through September 30, 1998, are attached hereto and incorporated herein by this reference.

         Operating results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

         The following financial statements are included in this report:

         Consolidated Balance Sheet as of September, 1998 and
           December 31, 1997.............................................   F-1

         Consolidated Statements of Operations for the Nine Months and
           Quarter ended September 30, 1998, 1997, and from inception
           (September 7, 1989) through September 30, 1998................   F-2

         Consolidated Statements of Changes in Common Stockholders'
           (Deficit) for the Nine Months and Quarter ended
            September, 1998..............................................   F-4

         Consolidated Statements of Cash Flows for the Nine Months and
           Quarter ended September 30, 1998, 1997, and from inception
           (September 7, 1989) through September 30, 1998................   F-5

         Notes to the Consolidated Financial Statements..................   F-7

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had current assets of $102,718 and current liabilities of $2,638,565 generating a working capital deficit of $2,535,847, which is a 50.9% increase from December 31, 1997. The increase in the working capital deficit is due to the Company's (i) nine month operating loss of $556,844 and (ii) the $500,000 in funds advanced as part of an arrangement to obtain $20 million in long-term capital. Financing activities for the first nine months of 1998 reflect a net contribution to cash flow of $989,913. Those funds were used to fund the deficit ($419,235) and make the prepayment for fees on the joint venture to raise long-term capital.

         During the third quarter of 1998, the Company entered into a joint venture arrangement with Beehive International, of Salt Lake City, in an attempt to raise long-term capital from a foreign lender. The foreign lender was committed to advance $20 million each to Wasatch and Beehive. Beehive received 750,000 shares of common stock as a fee for finding the loan source and other services. Under the terms of the proposed loan, the lender required a $10 million good faith deposit for a period of 24 months.

         Through its sources, Wasatch made arrangements with Berkshire Halifax Corporation of Palm Beach, Florida to provide the good faith deposit. Berkshire was to receive a $700,000 loan fee for providing the funds and the bank interest earned on the funds deposited. The loan fee was to be provided by Wasatch ($500,000) and Beehive ($200,000).

         Wasatch obtained the funds for its share of the fee through the sale of common stock ($100,000), a loan from Beehive ($100,000) and a loan from a third party ($300,000) Collier Management & Development Company, Inc of Bountiful Utah. Collier required a majority of the common stock as collateral on the loan and, on August 31, 1998; 25,500,000 shares of restricted common stock were issued.

         Wasatch and Beehive forwarded $700,000 with the understanding that Berkshire would be able to meet the requirements of the lender and close the transaction within five days. The transaction proved to be unsuccessful. See details in the Annual Report on Form 10KSB.

RESULTS OF OPERATIONS

         During the first nine months ending September 30, 1998, the Company had revenues of $59,037 compared to $74,849 during the same period of 1997,a decrease of $ 15,812 or 21.1%. The Company's operating expenses increased by 6.0% or $10,822 in the first nine months of 1998, as compared to the same period in 1997. This was due to an increase in clinic salaries in the first quarter. Clinic operating costs remain within historic patterns by averaging $21,000 to $22,000 monthly.

         General and administrative expenses decreased $14,145 from $261,227 in the first nine months of 1997 to $247,082 in the same period of 1998. Fund raising activities drives G&A expense variations. The primary elements for variation are increased finders fees ($47,000 for the YTD and $12,000 for the quarter) offset by YTD decreased professional fees ($38,000),decreased officers compensation ($10,000), decreased travel expenses ($6,000) and miscellaneous small decreases.

         Interest expense for the first nine months increased to $177,906 in 1998 versus $74,023 in 1997. The Company's funding resources have been limited to high risk taking creditors and their accompanying rates of return.

         The Company's average cost of funds has increased 33% within the last nine months. The loan portfolio has several significant loans with substantial discounts or fees and/or nominal interest rates of 20% or more. The result is escalating loan-carrying costs. In the nine months ended September 30, 1998, the accrued interest on outstanding loans was $94,500 as compared to $74,000 for the same period of the prior year. The fees and discounts aggregated $80,000 for the quarter and the nine-month period.

         For the first three quarters of 1998 the Company had a net loss of $556,844 compared to a net loss of $452,630 in the same period of 1997. The Company anticipates that the losses will continue until funding is obtained which will be used to launch its business plan and strategies.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  -  None.

ITEM 2.  CHANGES IN SECURITIES  -

During the third quarter the following common share transactions occurred:

         a.       Issued  87,750   restricted   common  shares  were  issued  to
                  consultants for services rendered.

         b. Issued 966,200 restricted common shares to creditors for extensions of due dates.
         c. Issued 1,550,000 restricted common shares for cash consideration totaling $120,000.
         d. Options for 500,000 common shares were exercised and notes for the exercise price totaling $25,000 were given.
         e. Issued 25,500,000 restricted common shares as interim loan collateral to be returned when the debt is repaid.
         f. Issued 12,307 common shares that were previously paid for but unissued awaiting appropriate documentation.

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

         (b)  Reports on Form 8-K  -  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.

Dated: April 14, 2000

By: /s/ David K. Giles
    ----------------------
    David K. Giles
    Principal Accounting Officer

                          WASATCH PHARMACEUTICAL, INC.
                           Consolidated Balance Sheet
                    September 30, 1998 and December 31, 1997

                                                                         September 30,         December 31,
                                                                             1998                  1997
                                                                      --------------------  -------------------
                                                                          (Unaudited)
CURRENT ASSETS
    Cash                                                                         $ 84,947             $ 14,259
    Accounts receivable - trade                                                     8,682                7,839
    Inventory                                                                       3,220                3,642
    Prepaid expenses                                                                5,869               15,663
                                                                      --------------------  -------------------
       Total Current Assets                                                       102,718               41,403
                                                                      --------------------  -------------------
PROPERTY AND EQUIPMENT
    Clinic and office equipment                                                    41,554               41,554
       Less accumulated depreciation                                              (26,784)             (21,662)
                                                                     --------------------  -------------------
    Net Property and Equipment                                                     14,770               19,892
                                                                      --------------------  -------------------

OTHER ASSETS
    Investment In Beehive Project                                                 500,000                    -
        Miscellaneous                                                                 864                  875
                                                                      --------------------  -------------------
    Total Other Assets                                                            500,864                  875
                                                                      --------------------  -------------------
TOTAL ASSETS                                                                    $ 618,352             $ 62,170
                                                                      ====================  ===================
CURRENT LIABILITIES
    Accounts payable - trade                                                    $ 225,942            $ 229,234
    Accrued interest                                                              327,105              229,484
    Other accrued expenses                                                        230,286              198,293
    Notes and advances currently due
       Short-term shareholder loans                                                12,711               31,581
       Vendors                                                                    112,333              112,333
       Stockholders                                                             1,730,188              921,388
                                                                      --------------------  -------------------
TOTAL LIABILITIES                                                               2,638,565            1,722,313
                                                                      --------------------  -------------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued & outstanding
       Series A                                                                        49                   49
    Common stock, $0.001 par value, 50,000,000
     shares authorized, 38,322,387 shares and
    9,225,763 shares issued and outstanding.                                       38,322                9,226
    Additional paid-in capital                                                  1,424,909            1,792,421
    Accumulated development stage deficit                                      (3,322,793)          (2,765,949)
                                                                      --------------------  -------------------
                                                                               (1,859,513)            (964,253)
       Less note receivable stockholder                                          (160,700)            (695,890)
                                                                      --------------------  -------------------
    Total Stockholder's Equity                                                 (2,020,213)          (1,660,143)
                                                                      --------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 618,352             $ 62,170
                                                                      ====================  ===================

            The accompanying footnotes are an integral part of these
                             financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                      Consolidated Statement of Operations
                                  (Unaudited)
                                                                               For The
                                                                          Nine Months Ended               For The
                                                                            September 30,              Period From
                                                                  ----------------------------------    Inception To
                                                                       1998              1997          Sept. 30, 1998
                                                                  ---------------   ----------------   ---------------
REVENUES
    Professional fee income                                             $ 21,047           $ 27,498         $ 205,894
    Product sales                                                         37,990             47,351           406,929
                                                                  ---------------   ----------------   ---------------
            TOTAL REVENUES                                                59,037             74,849           612,823
                                                                  ---------------   ----------------   ---------------
OPERATING EXPENSES
    Cost of products sold                                                  3,600              4,625            46,677
    Salaries                                                             114,755            103,283           439,476
    Employee leasing                                                           -                  -           218,745
    Payroll taxes                                                          9,930             10,156            43,091
    Physicians fees                                                       30,600             29,800           228,268
    Rent                                                                  25,482             26,803           160,626
    Advertising                                                             (120)             6,072           212,432
    Depreciation                                                           3,943              3,943            27,942
    Other                                                                  2,703             (4,611)           59,582
                                                                  ---------------   ----------------   ---------------
        Total Operating expenses                                         190,893            180,071         1,436,839
GENERAL & ADMINSTRATIVE EXPENSE                                          247,082            261,227         1,614,891
INTEREST                                                                 177,906             74,023           474,168
                                                                  ---------------   ----------------   ---------------
            TOTAL EXPENSES                                               615,881            515,321         3,525,898
                                                                  ---------------   ----------------   ---------------
INCOME (LOSS) BEFORE DISCONTINUED
    OPERATIONS AND THE PROVISION
    FOR INCOME TAXES                                                    (556,844)          (440,472)       (2,913,075)

LOSS FROM DISCONTINUED OPERATIONS                                              -            (12,158)         (409,718)
                                                                  ---------------   ----------------   ---------------
NET INCOME (LOSS) BEFORE
    PROVISION FOR INCOME TAXES                                          (556,844)          (452,630)       (3,322,793)
Provision for Income Taxes                                                     -                  -                 -
                                                                  ---------------   ----------------   ---------------
NET INCOME (LOSS)                                                     $ (556,844)        $ (452,630)     $ (3,322,793)
                                                                  ===============   ================   ===============
NET INCOME (LOSS) PER SHARE
    OF COMMON STOCK                                                     $ (0.058)          $ (0.069)         $ (0.548)
                                                                  ===============   ================   ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                                    9,629,382          6,595,952         6,066,014
                                                                  ===============   ================   ===============

                 The accompanying footnotes are an integral part
                          of these financial statements

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                      Consolidated Statement of Operations
                                  (Unaudited)
                                                                                For The
                                                                           Three Months Ended                For The
                                                                             September 30,               Period From
                                                                   -----------------------------------    Inception To
                                                                        1998               1997          Sept. 30, 1998
                                                                   ---------------   -----------------   ----------------
REVENUES
    Professional fee income                                                 6,710              10,760            205,894
    Product sales                                                          11,676              16,104            406,929
                                                                   ---------------   -----------------   ----------------
            TOTAL REVENUES                                                 18,386              26,864            612,823
                                                                   ---------------   -----------------   ----------------
OPERATING EXPENSES
    Cost of products sold                                                     930               1,958             46,677
    Salaries                                                               40,047              44,143            439,476
    Employee leasing                                                            -                   -            218,745
    Payroll taxes                                                           3,395               4,121             43,091
    Physicians fees                                                        11,400               8,800            228,268
    Rent                                                                    8,317              10,539            160,626
    Advertising                                                             1,056               4,129            212,432
    Depreciation                                                            1,314                 558             27,942
    Other                                                                    (132)               (598)            59,582
                                                                   ---------------   -----------------   ----------------
        Total Operating expenses                                           66,327              73,650          1,436,839
GENERAL & ADMINSTRATIVE EXPENSE                                            71,588              77,679          1,614,891
INTEREST                                                                  113,164              27,019            474,168
                                                                   ---------------   -----------------   ----------------
            TOTAL EXPENSES                                                251,079             178,348          3,525,898
                                                                   ---------------   -----------------   ----------------
INCOME (LOSS) BEFORE DISCONTINUED
    OPERATIONS AND THE PROVISION
    FOR INCOME TAXES                                                     (232,693)           (151,484)        (2,913,075)

LOSS FROM DISCONTINUED OPERATIONS                                               -              (3,652)          (409,718)
                                                                   ---------------   -----------------   ----------------
NET INCOME (LOSS) BEFORE
    PROVISION FOR INCOME TAXES                                           (232,693)           (155,136)        (3,322,793)

Provision for Income Taxes                                                      -                   -                  -
                                                                   ---------------   -----------------   ----------------
NET INCOME (LOSS)                                                      $ (232,693)         $ (155,136)      $ (3,322,793)
                                                                   ===============   =================   ================
NET INCOME (LOSS) PER SHARE
    OF COMMON STOCK                                                      $ (0.012)           $ (0.023)          $ (0.548)
                                                                   ===============   =================   ================
WEIGHTED AVERAGE SHARES OUTSTANDING                                    19,347,819           6,828,901          6,066,014
                                                                   ===============   =================   ================

                 The accompanying footnotes are an integral part
                         of these financial statements

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                     Conslidated Statement of Equity Changes
                            For Each Quarter of 1998
                                   (Unaudited)

                                                 Preferred       Common Stock           Additional      Accumulated        Total
                                                   Stock    ----------------------       Paid - In      Development    Stockholders'
                                                  Amount     Shares        Amount         Capital      Stage Deficit       Equity
                                                 ---------  ----------   ---------      ------------  ---------------    -----------
First Quarter
Stockholders equity-per committed contracts
    Balance December 31, 1997                      $ 49     9,225,763     $ 9,226       $ 1,792,421    $(2,765,949)     $ (964,253)
    Shares issued for note extensions                          43,334          43                                               43
    Shares  sold for cash                                      73,340          73             9,928                         10,001
    Exchange of preferred shares held for
        investment for originally issued shares              (750,000)       (750)                                            (750)
    Charge for per share price reduction of
        shares held under subscription notes                                               (520,390)                      (520,390)
    Net loss for the three months ended
        March 31, 1998                                                                                    (160,287)       (160,287)
                                                   ----     ---------     -------       -----------    -----------    ------------
Stockholders Equity March 31, 1998 including
    commitments for future transactions              49     8,592,437       8,592         1,281,959     (2,926,236)    (1,635,636)
    Shares issued for loan extensions                         165,000         165                                              165
    Shares issued as interim loan collateral to
        be return at debt satistaction                        200,000         200                                              200
    Shares issued as transaction commissions                  761,000         761                                              761
    Net loss for the three months ended
        June 30, 1998                                                                                     (163,864)       (163,864)
                                                   ----     ---------     -------       -----------    -----------    ------------
Stockholders Equity June 30, 1998 including
    commitments for future transactions              49     9,718,437       9,718         1,281,959     (3,090,100)     (1,798,374)
    Shares sold for cash                                    1,550,000       1,550           118,450                        120,000
    Exercise of stock options                                 500,000         500            24,500                         25,000
    Shares issued as interim loan collateral to
        be return at debt satistaction                     25,500,000      25,500                                           25,500
    Shares issued for loan extensions                         966,200         966                                              966
    Shares issued for services                                 87,750          88                                               88
    Net loss for the three months ended
        September 30, 1998                                                                                (232,693)       (232,693)
                                                   ----     ---------     -------       -----------    -----------    ------------
Stockholders Equity September 30, 1998
    including commitments for future transactions   $49    38,322,387    $ 38,322       $ 1,424,909    $(3,322,793)    $(1,859,513)
    Shares issued for future transactions                 (28,400,000)    (28,400)         (132,300)                      (160,700)
                                                   ----     ---------     -------       -----------    -----------    ------------
Stockholders Equity September 30, 1998             $ 49     9,922,387     $ 9,922       $ 1,292,609    $(3,322,793)    $(2,020,213)
                                                   ====     =========     =======       ===========    ===========     ===========

                         The accompanying footnotes are
                an integral part of this financial presentation.

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                                                For The
                                                                           Nine Months Ended                  For The
                                                                             September 30,                 Period From
                                                                    ---------------------------------      Inception To
                                                                         1998              1997           Sept. 30, 1998
                                                                    ---------------   ---------------   -------------------
    CASH FLOWS FROM OPERATING
       ACTIVITIES
       Net Income (Loss)                                                $ (556,844)       $ (452,630)      $ (3,322,793)
    Adjustments to Reconcile Net Income
       (Loss) to Net Cash Provided (Used)
       by Operating Activities
        Depreciation                                                         5,122             8,475             29,123
        (Gain) loss on asset disposal                                       (5,413)                -            394,605
        Expenses paid with common shares                                     2,204                 -              2,204
        Increase (decrease) in working capital                                   -                 -                  -
          (Increase) decrease in receivables                                  (842)           (4,165)            (8,682)
          (Increase) decrease in related party receivable                        -           (11,067)                 -
          (Increase) decrease in inventory                                     422             1,702             (3,220)
          (Increase) decrease in prepaid expenses                            9,794            (4,848)            (5,869)
          Increase (decrease) in accounts payable                           (3,293)           24,351            225,942
          Increase (decrease) in accrued interest                           97,621            62,044            327,105
          Increase (decrease) in other accruals                             31,994            37,251            230,286
                                                                    ---------------   ---------------   ----------------
    Net Cash Provided (Used) by
        Operating Activities                                              (419,235)         (338,887)        (2,131,298)
                                                                    ---------------   ---------------   ----------------
    CASH FLOWS FROM INVESTING
       ACTIVITIES
       Purchase of fixed assets
          Clinics                                                                -           (34,932)           (27,764)
       Investment in Beehive Project                                      (500,000)                -           (500,000)
      (Increase) decrease in other assets                                       11           (24,835)              (864)
                                                                    ---------------   ---------------   ----------------
    Net Cash Provided (Used) by
        Investing Activities                                              (499,989)          (59,767)          (528,628)
                                                                    ---------------   ---------------   ----------------
    CASH FLOWS FROM FINANCING
       ACTIVITIES
        Proceeds from borrowings                                         1,059,860           154,987          2,252,893
        Expenses paid by shareholder                                             -            17,543             38,323
        Repayment of loans                                                (276,402)           (5,000)          (399,155)
        Proceeds from sale of common shares                                155,000            42,589            503,205
        Capital contributed by shareholder                                       -                              154,800
        Collection of share subscriptions                                   51,454            85,000            151,014
        Common shares exchanged for debt                                         -                 -             12,318
        Exercised stock options                                                  -           125,000            125,250
        Redemption of common shares                                              -                 -            (20,409)
        Costs of raising funds                                                   -           (33,255)           (73,366)
                                                                    ---------------   ---------------   ----------------
    Net Cash Provided (Used) by
        Financing Activities                                               989,913           386,864          2,744,873
                                                                    ---------------   ---------------   ----------------
    NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                                            70,688           (11,790)            84,948
    CASH AND CASH EQUIVALENTS
        At Beginning of Period                                              14,259            11,990                  -
                                                                    ---------------   ---------------   ----------------
        At End of Period                                            $       84,947    $          200    $        84,948
                                                                    ===============   ===============   ================

  The accompanying footnotes are an integral part of these financial statements

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                                                For The
                                                                           Three Months Ended               For The
                                                                             September 30,                Period From
                                                                    ---------------------------------     Inception To
                                                                         1998              1997          Sept. 30, 1998
                                                                    ---------------   ---------------   ------------------
    CASH FLOWS FROM OPERATING
       ACTIVITIES
       Net Income (Loss)                                                $ (232,693)       $ (155,136)      $ (3,322,793)
    Adjustments to Reconcile Net Income
       (Loss) to Net Cash Provided (Used)
       by Operating Activities
        Depreciation                                                         1,707             3,004             29,123
        (Gain) loss on asset disposal                                            -                 -            394,605
        Expenses paid with common shares                                     1,054            (5,448)             2,204
        Increase (decrease) in working capital                                   -                 -                  -
          (Increase) decrease in receivables                                (7,778)           (2,577)            (8,682)
          (Increase) decrease in related party receivable                        -            11,066                  -
          (Increase) decrease in inventory                                     (12)            5,684             (3,220)
          (Increase) decrease in prepaid expenses                           (5,269)           (4,848)            (5,869)
          Increase (decrease) in accounts payable                           (4,087)               32            225,942
          Increase (decrease) in accrued interest                           33,254            25,185            327,105
          Increase (decrease) in other accruals                             10,729             4,774            230,286
                                                                    ---------------   ---------------   ----------------
    Net Cash Provided (Used) by
        Operating Activities                                              (203,095)         (118,264)        (2,131,298)
                                                                    ---------------   ---------------   ----------------
    CASH FLOWS FROM INVESTING
       ACTIVITIES
       Purchase of fixed assets
          Clinics                                                                -               109            (27,764)
       Investment in Beehive Project                                      (500,000)                -           (500,000)
      (Increase) decrease in other assets                                      211           (17,633)              (864)
                                                                    ---------------   ---------------   ----------------
    Net Cash Provided (Used) by
        Investing Activities                                              (499,789)          (17,524)          (528,628)
                                                                    ---------------   ---------------   ----------------
    CASH FLOWS FROM FINANCING
       ACTIVITIES
        Proceeds from borrowings                                           843,216            99,987          2,252,893
        Expenses paid by shareholder                                             -            17,543             38,323
        Repayment of loans                                                (200,615)                -           (399,155)
        Proceeds from sale of common shares                                145,000            42,589            503,205
        Capital contributed by shareholder                                       -                 -            154,800
        Collection of share subscriptions                                        -             5,000            151,014
        Common shares exchanged for debt                                         -                 -             12,318
        Exercised stock options                                                  -                 -            125,250
        Redemption of common shares                                              -                 -            (20,409)
        Costs of raising funds                                                   -           (32,500)           (73,366)
                                                                    ---------------   ---------------   ----------------
    Net Cash Provided (Used) by
        Financing Activities                                               787,601           132,619          2,744,873
                                                                    ---------------   ---------------   ----------------
    NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                                            84,717            (3,169)            84,948
    CASH AND CASH EQUIVALENTS
        At Beginning of Period                                                 200             3,369                  -
                                                                    ---------------   ---------------   ----------------
        At End of Period                                            $       84,917    $          200    $        84,948
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

         At the time they were acquired, the properties were not economically productive. The transaction was based on the property developer raising the funds to increase productivity in each of the wells in 1997. The Company would not bear any of the enhanced production costs. There were no costs incurred for reworking wells in 1997.

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

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the third quarter and the first nine months of 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative calendar nine and three-month periods of 1998 and 1997 and from inception through September 30, 1998 are as follows:

                                           Nine Months                   Three Months            Inception to
                                       1998           1997            1998           1997        Sept., 1998
                                   -------------- -------------- ---------------- ------------ -----------------
   Officer's compensation               $112,807       $122,558         $ 42,030     $ 41,466          $721,077
   Professional services                  29,009         66,990            3,400        5,426           243,787
   Finders fees                           47,080              0           12,069            0            47,080
   Travel                                  7,666         13,685            1,394        3,615            71,640
   Telephone                              10,164         10,968            3,699        3.308            58,032
   Insurance                                 773            577               57          577            15,830
   Postage                                 1,851          3,766               39        3,766            15,434
   Payroll Tax                              (25)          3,576             (25)        3,576            16,408
   Other                                  37,759         39,107            8,925       15,945           425,605
                                   -------------- -------------- ---------------- ------------ -----------------
   Total                                $247,082      $ 261,227         $ 71,588     $ 77,679        $1,614,891
                                   ============== ============== ================ ============ =================

NOTE 4 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. Such principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue without additional capital investment. The Company is seeking an agreement to raise short-term funds and plans to seek long-term funding through a stock offering or private placement. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the remainder of development stage.