Form 10KSB
period 1998-12-31
WASATCH PHARMACEUTICAL INC
filed 2000-04-18
CIK 37848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

(Mark One)

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

                        (1)Yes [X]No [ ] (2)Yes [x]No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in

      Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ] State issuer's revenues for its most recent fiscal year: $81,476

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

         At April 5, 2000 the aggregate market value of the voting stock held by non-affiliates was $23,650,033 (based on 22,311,352 shares held by non-affiliates multiplied by a average of the bid and ask price of $1.06 per share).

         As of April 5, 2000, the Registrant had 23,455,282 shares of common stock issued and outstanding. (This includes 10,044 shares paid for but unissued awaiting appropriate issue documentation; includes 576,978 shares committed to officers under the Exchange Agreement; excludes 750,000 shares issued as collateral to secure the Registrant's obligations.

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

                                      NONE

                                TABLE OF CONTENTS

                                     PART I
                                                                      Page

ITEM 1.  DESCRIPTION OF BUSINESS....................................   4

ITEM 2.  DESCRIPTION OF PROPERTY....................................   8

ITEM 3.  LEGAL PROCEEDINGS..........................................   8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   8

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...   9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..  10

ITEM 7.  FINANCIAL STATEMENTS.......................................  17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................  17

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT.....................................................   18

ITEM 10. EXECUTIVE COMPENSATION....................................   20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT..........................................   22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   24

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.....  26

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

         This form 10KSB for fiscal year ended December 31, 1998 is being filed on April 15, 2000, and should be read in conjunction with the Company's periodic reports, including the Form 10KSB for December 31, 1997 and 1999.

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

         Through clinical studies and test marketing at doctors' offices, the management of Medisys believes that the most successful treatment regimen includes a uniform and consistent clinical surrounding (the so called virtual clinic) as opposed to sale of the active prescription drug kits through pharmacies. Further, management of Medisys believes that for its skin care treatment to be successful (i.e., total or near total clearing of acne or eczema condition), the treatments must be used in a supervised prescribed topical maintenance regimen. For this reason, Medisys created a wholly owned subsidiary, American Institute of Skin Care, Inc. ("AISC"), for the purpose of operating medical skin care clinics and interacting with Internet online patients through the "virtual clinic" environment.

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

         AISC currently operates the two Utah clinics. As funds are available for expansion of its clinical operations, AISC intends to open and operate medical skin care clinics using the "Skin Fresh Methodology" including the utilizing treatment centers to market and treat through the "Internet". The Company intends to establish brick and mortar clinics with an electronic interface, based upon its prototype clinic experience, in large metropolitan areas under the supervision of a licensed physician. The Company's plan to open additional clinics is dependent upon profitability and raising additional capital, but there can be no assurance that such profits or capital will be realized.

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

         Medisys owns all the rights to the technology developed by Mr. Gary V. Heesch through Dermacare and Medisys, and has licensed AISC to operate clinics and sell products that relate to this technology and any future technology developed by Medisys. The technology has been used in prototype clinics for the past four years and management of the Company believes that the "Skin Fresh" methodology is effective in its present form without additional development.

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

Market Position and Competition

         The "Skin Fresh" technology is used to treat acne, eczema, contact dermatitis and a host of other common skin disorders. Approximately 10% of those that suffer from acne seek medical treatment, while the majority use over-the-counter medications or simply live with the problem. With other common skin disorders, a much higher percentage seek medical attention, usually from a Dermatologist. At the present time, the "Skin Fresh" technology is available only through the Company's two prototype clinics because it requires a doctor to diagnose the skin disorder and to prescribe a topical antibiotic that is part of the treatment regimen. In the clinics, the patients learn the treatment regimen and are monitored in frequent follow up visits to insure strict compliance. The high success rate results when the patient follows the treatment regimen very closely.

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

                            ITEM 3. LEGAL PROCEEDINGS

         On August 27, 1996, a Small Claims Affidavit and Order was filed in the Third Circuit Court, State of Utah from Dr. Don Houston, M.D. for past professional services in the amount of $4,100. The company is not disputing the debt and has elected not to file an answer to the compliant. During 1998, the Company paid $500 on it's indebtedness and intends to pay off the balance.

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

      On October 15, 1997, Crestport filed a lawsuit against the Company and its stock transfer agent seeking damage arising out of the cancellation of the 12 million shares. Crestport claimed that it was an innocent third party and holder in due course who had paid Lindbergh for the shares. As of December 31, 1997, the lawsuit was in the discovery stage. Crestport has asserted a claim for $5,000,000 in damages arising out of cancellation of the share certificate. On July 20, 1999, the Company moved for summary judgment in the proceeding and requested that the plaintiff's claim be dismissed. The presiding judge denied the Company's request for summary judgment and scheduled the matter for trial, which is now set for May 2000.

       The Company believes that the claim by Crestport is without merit and intends to vigorously defend the proceedings. An adverse determination in these proceedings would have a material adverse effect on the Company.

         The Company is a party to other legal proceedings that are covered by liability insurance, the outcome of which will not have a material adverse effect on the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 1998.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the three years prior to September 30, 1996 there was no "established trading market" for shares of the Company's common stock. The following table sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Electronic Bulletin Board. The bid prices represent interdealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

         At April 11, 2000, the Company's Common Stock was quoted on the OTC Electronic Bulletin Board at a bid and asked price of $.94 and $1.00, respectively.

Fiscal Year Ended December 31, 1994           High Bid      Low Bid
  First, Second, Third and Fourth Quarter        N/A           N/A

Fiscal Year Ended December 31, 1995

  First, Second, Third and Fourth Quarter        N/A           N/A

Fiscal Year Ending December 31, 1996

  First, Second and Third Quarter                N/A           N/A
  Fourth Quarter                               $4.50         $1.25

Fiscal Year Ending December 31, 1997

  First Quarter                                $2.50         $ .625
  Second Quarter                               $3.75         $ .063
  Third Quarter                                $3.375        $ .875
  Fourth Quarter                               $1.125        $ .130

Fiscal Year Ending December 31, 1998

  First Quarter                                $ .219        $ .13
  Second Quarter                               $ .375        $ .17
  Third Quarter                                $ .41         $ .13
  Fourth Quarter                               $ .301        $ .13


     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 5, 2000 the Company had approximately 1,039 shareholders of record based on information provided by the Company's transfer agent.

Changes in Securities

             During the fourth quarter of 1998, the following changes were made in securities. Changes in securities for the previous three quarters were disclosed in the 10Qs for those periods.

         1. Issued 177,834 restricted shares of Common Stock to creditors for extension fees on notes.
         2. Issued 250,000 restricted shares of Common Stock as collateral on a loan.
         3. Issued 72,600 restricted shares of Common Stock for cash totaling $7,260.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Overview

         At the end of 1998, the continuing operations of the Company consists of the operation of its two wholly owned subsidiaries, Medisys Research Group, Inc. ("Medisys") and American Institute of Skin Care, Inc. ("AISC"). The Company's oil and gas operations had been discontinued.

         Due to the lack of advertising and marketing, the two existing clinics are operating at approximately 10% of capacity. In the past, the clinics have required patients to pay for their services at the time they are provided and the patient is given a standard claim form to submit for insurance reimburse-ment. The Company policy of not accepting direct reimbursement from insurance companies has had a negative impact on each clinic's ability to attract new patients. Clinics made the decision to accept direct reimbursement from insurance carriers. This should have a positive effect on attracting new patients. An essential element of the clinic's marketing program is to develop contract relationships with insurance companies that highlight the cost savings inherent in the Company's treatment program.

         Since their opening, the Company's primary revenue source has been the clinics, Revenues since inception have been small ($553,800) because of limited resources for advertising and market development. The Company's best revenue period was $225,000 for the twelve months of 1995. Management estimates that the average patient revenue is $600 with 40% of the charges attributable to doctor's fees. The clinics are operating at 10% of capacity and the revenues have been decreasing because of a lack of media publicity and advertising.

         The primary objective of Company management has been to raise the funds necessary to establish medical skin care service in Utah and ultimately throughout the United States. In the short term, the Company's Plan is to raise sufficient capital to establish it Internet presence and begin its marketing program to increase revenue in the existing clinics to the point where they are profitable. Although there is no assurance of success, management believes if there are 4-5 clinics and a network of Internet physicians operating at a profitable level, the Company would be able to pursue a public offering to raise sufficient capital to set up clinics all over the United States and Europe.

         At December 31, 1998, the Company has a cumulative operating loss of $4,225,000 since its inception. The loss is attributable to product research and development, the cost of starting up and operating the three prototype clinics, the losses from the oil and gas segment and costs experienced in attracting the capital necessary in the promotion of its products.

Liquidity and Capital Resources

                  Because the Company is in the development stage, it has limited working capital and limited internal financial resources.

          At December 31, 1998 the Company had a working capital deficit of $2,928,000 that has not allowed the Company to borrow funds through conventional lending institutions. The report of the Company's auditor contains a going concern modification as to the ability of the Company to continue to operate.

         The Company is currently operating at a cash loss of approximately $41,500 per month with approximately 18% of the loss attributed to its clinic operations. The Company expects operating expenses to continue at approximately the same rate until funding is received. Once funding is received, advertising and marketing expenses will increase as the Company launches its e-commerce and marketing programs. The Company has not been able to secure funding from commercial lenders and has had to rely on cash flow from its clinic operations and loans from individuals to meet its current obligations.

      In 1996, the Company executed a series of transactions designed to add corporate value and operating net income in the future. These transactions were speculative but the direct cash cost was minimal. During 1997, it was apparent that the value added, approximately $3,800,000 in equity, was not going to be realized through operating profits and cash flows. Consequently, in transactions occurring late 1997 and early 1998, the Company disposed of the operating assets associated with these businesses. The financial impact of these management decisions was to reduce shareholders equity approximately $3,800,000 and limit the Company's revenue producing operations to two clinic treatment centers that are operating at 5% of capacity.

         For the year ended December 31, 1998, the Company's operating expenses have exceeded operating revenues. The cumulative deficit since inception has been funded by open account creditor debt ($786,800), shareholder loans ($2,158,000), shareholders' cash investment ($778,000) and common shares exchanged for property and services ($501,200). Although the Company has continued to operate with the above sources of funds through December 1999, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

         Through December 31, 1998 the Company had direct obligations to shareholders of $1,783,900 in principal and $320,000 in interest. In addition, the Company is obligated repay approximately $31,000 in funds loaned by certain officers and directors. During 1998 the Company's activities were financed with cash from new borrowings, net of repayments of $849,000, and the sale of Common Stock $204,000. Those monies were used to fund an unsuccess-ful attempt to raise capital through Berkshire-Halifax, cost $700,000, the operations of the clinics, Cost $160,000, and other administrative costs of the Company, cost $193,000.

         The Company's financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company in its development stage has not established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company plans to seek long-term funding through private and public stock offerings. Management believes that sufficient funding will be raised to meet operating needs during the remainder of its development stage.

         Following is a recapitulation of some special financing vehicles used to finance the Company's operations:

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

         Profession Services - During 1998 and 1997, various individuals and companies were issued 848,750 and 30,000 common shares, respectively, as compensation for service ranging from accounting to insurance consulting.

         Shares Issued Note Holders - In September 1998, the Company issued 500,000 Common shares to long-term note holders who had not previously been compensated for extending credit and allowing the forbearance of interest. During 1998 and 1997, the Company issued 852,368 and 16,666 common shares, respectively, to certain other shareholder/creditors as compensation for extending the due date on their obligations and in lieu of principal payments and interest. In addition, two creditor/shareholders elected to add the interest earned to date to their notes principal balance.

         Unsuccessful Joint Venture to Raise Long-term Capital - During 1998, the Company entered into a joint venture arrangement with Beehive International, Inc. in an attempt to raise long-term capital from a foreign lender. The foreign lender committed to loaning $20 million each to the Company and Beehive. Beehive received 750,000 shares of common stock as a fee for securing the loan source. Under the terms of the proposed loan, the lender required a $10 million good faith deposit. The Company obtained the funds for its share of the fee through the sale of common stock ($100,000), a loan from Beehive ($100,000) and a loan from a third party ($300,000) Collier Management & Development Company Inc.(Collier).

     Collier required the Company to issue to it, but held in trust, a majority of the outstanding common stock as collateral on the loan and, on August 31, 1998; 25.5 million shares of restricted common stock were issued. In early September 1998, the Company and Beehive forwarded $700,000, representing the first year's fee for the accommodation deposit. The advance was made with the understanding that Berkshire would be able to meet the requirements of the lender and close the transaction within five days.

      The Company was assured by Berkshire that the funds advanced for the loan fee would be held in a Merrill Lynch trust account until Berkshire had met its commitments. Company personnel got a verbal commitment of the arrangement from Merrill Lynch. Subsequently, there were multiple monthly attempts to get Berkshire to close the transaction. But in each case, Berkshire could not meet the requirements of the lender. Because of the delays in closing the loan with the foreign lender, Berkshire agreed to advance the Company $200,000 and did so through an affiliate -Assured Capital Corporation.

         In late 1998, the Company demanded the return of the escrowed fee because Berkshire had been unable to perform. Berkshire refused to return the funds claiming they had performed in accordance with the contract. At that point it was discovered that the Merrill Lynch account was actually under the control of Berkshire and the funds were no longer on deposit.

         In February 1999, the Company escrowed an additional $200,000 in a final attempt to compel Berkshire to perform. Once again, the documentation and arrangements of Berkshire did not satisfy the foreign lender, who proceeded to withdraw his commitment. Berkshire continued to contend it had met the requirements of the escrow agreement and had earned the fee. The Company contested Berkshire's position. However, in May 1999, the Company agreed to release the funds escrowed in February in exchange for a release on the indebtedness from the funds advanced the Company by Assured Capital Corporation.

         Although management believes it has a solid case and legal counsel is optimistic about the outcome, there is a major uncertainty due to the Company's lack of resources to aggressively pursue timely legal remedies. In light of the uncertainties, management concluded to charge-off the $500,000 in fees advanced Berkshire. That amount is included in general and administra-tive expenses in the statement of operations for the year ended December 31, 1998. The Company is currently reviewing and evaluating its legal remedies.

         Debt for Stock - On the first anniversary date of the loan, two of the Company's note holders, with an aggregate debt of $60,000, have the option to convert the principal and interest into Common Stock of the Company. The conversion value equals 200% of the amount owing and is converted at the bid price defined by the note.

Results of Operations

         Revenues

         One purpose of the Company's development stage enterprise was to establish proven medical and administrative procedures. During this period, revenues from operations have been limited because substantial funds have not been available to AISC to launch a major advertising and public relations campaign to promote the Skin Fresh Methodology.

         Revenues from clinic operations consist of professional fees charged for the services of the physician and trained medical assistants and product sales from the sale of products through the clinics. During the fiscal year ending December 31, 1998, revenues from operations were $81,476, a 20% drop from revenues of $101,843 for the fiscal year ending December 31, 1997. The drop in revenues is due to the limited marketing efforts during the year.

Revenues from the clinic operations should not significantly increase until additional funds are raised which would allow the company to launch its marketing program.

         Expenses

     Operating expenses for the clinics in fiscal 1998 were marginally lower than fiscal 1997 by $3,304 or 1%. This slight decrease in operating expenses was due primarily to reductions in advertising, physician services and employee expenses with an offsetting increase in clinic salaries.

         The general and administrative expenses of the Company increased $525,000 or 103.5% from fiscal 1997 to fiscal 1998 due primarily to a large charge for an unsuccessful fund raising effort,($500,000), an increases in the accrual for officer's back-pay and expenses ($97,000) and a decrease legal accounting and other expense associated with fund raising activities of the Company ($47,000).

         Plan of Operations

         Company management believes the results of operations during the first four years of operating the prototype clinics are not indicative of future operating results because the primary purpose of the prototype clinics was to establish operational procedures and the Company did not have the funding available to launch the appropriate related advertising and marketing campaign necessary properly promote the "Skin Fresh" methodology.

         Working capital requirements for the past five years were obtained through loans from private individuals. In order to continue operating the prototype clinics and pay the staff of the Company, additional funding will be needed until revenues from professional fees and the sale of product increase to the point covering such costs.

         If the Company is able to obtain additional funding, the Company intends to open additional clinics in strategic metropolitan areas and to develop a network of attending physicians to service a nation wide group of patients obtained in the e-commerce environment. In addition, the Company plans to implement a related advertising and marketing campaign to support the new network of clinics and the clinics currently in operation. The Company estimates that it will need approximately $10,000,000 to establish the additional clinics, to enable it to deliver Internet services in a medically sound and efficacious manner and to launch the related marketing campaign for product and service identity. The Company will, for the time being, be dependent on raising long-term capital to fund the expansion of the its clinical operations.

         In the opinion of management, inflation has not had a material effect on the Company's financial position.

      In addition to other information contained in or incorporated by reference in this Annual Report, the following Risk Factors should be considered carefully in evaluating the financial information and other data that is contained herein.

       The Company currently has a significant and material working capital shortfall that continues to adversely affect its business. Although the Company has secured modest working capital infusions from a variety of sources that has enabled it to continue in business, there are no assurances that it will be able to do so in the future. In the event the Company is unable to locate and secure additional sources of working capital in the near future it will be unable to pursue its business. Because of the Company's limited asset base and poor financial condition, the Company is not able to secure working capital from traditional sources of capital and is dependent upon identifying sources of equity capital that may necessitate significant dilution of the existing common stockholders' equity position.

       The Company's future success depends in part on the acceptance of the Company's treatment products and methods that have not been widely promoted or accepted by consumers. The Company's future operating results will largely depend upon the commercial success of the "Skin Fresh" treatment process and products. In the future the Company may not be successful in marketing existing products or any new or enhanced products or services.

      Product development delays could harm the Company's business. If the Company fails to release new products, its business may suffer one or more of the following consequences:

               *  customer dissatisfaction;
               *  negative publicity;
               * loss of revenues; or
               * slower market acceptance.

         The Company's business will suffer if its products or treatment contains imperfections or errors in judgement. The Company's products are inherently complex. Despite testing and quality control, the Company cannot be certain that imperfections will not be found in the Company's products after commencement of commercial shipments. If new or existing customers have difficulty adjusting to the Company's products or require significant amounts of customer support, the Company's operating margins could be harmed. Moreover, the Company could face possible claims and higher development costs if its treatment products contain undetected inappropriate materials or if the Company fails to meet customers' expectations. In addition, a product liability claim, whether or not successful, could harm the Company's business by increasing the Company's costs and distracting the Company's management. The Company does not carry products liability insurance and therefore any product liability claim, if successful, would have a material adverse effect on the Company. Significant defense costs would also adversely affect the Company.

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

         The Company's success depends on its ability to hire and retain qualified medical and technical personnel. Management's ability to significantly increase revenues in the future depends on the success of its medical and technical staff and management's success in recruiting, training and retaining additional staff people. In this regard, management intends to continue to expand the Company's technical and medical treatment forces. There has in the past been, and there may in the future be, a shortage of such personnel with the skills and expertise necessary to effectively sell the Company's products and services. Also, it will take the Company's new personnel and personnel that are hired in the future several months before they become productive. The Company's business will be harmed if it fails to continue to hire or retain qualified treatment personnel, or if newly hired staff fail to develop the necessary technical skills or develop these skills more slowly than management anticipates.

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

         Substantially increasing sales of products and services. Substantially expanding the Company's penetration of the skin treatment market places is a formidable task considering the number of competitors in that space. The Company is competing against vendors who have significantly larger, well-developed distribution channels and significantly greater resources for sales development.

         Acquisitions of companies or technologies may result in disruptions to the Company's business and diversion of management attention. The Company expects to make acquisitions of complementary companies, products or technologies although the Company currently lacks adequate working capital or financial resources to effect acquisitions requiring cash and given the uncertainty involving the Company's outstanding Common Stock it may encounter difficulty in effecting transactions utilizing its equity as purchase consideration. Currently, he company has not identified any acquisition candidates and no acquisitions are contemplated. If the Company makes any acquisitions, it will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. Management may be unable to maintain uniform standards, controls, procedures and policies if it fails in these efforts. Similarly, acquisitions may cause disruptions in operations and divert management's attention from day-to-day operations, which could impair relationships with current employees, customers and strategic partners. The Company may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to the Company's shareholders. In addition, profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products or technologies with existing operations, the Company may not receive the intended benefits of acquisition.

         Failure to develop strategic relationships could harm the Company's business. The Company's current or potential collaborative relationships with medical treatment groups (HMO's or PPO's) and insurance companies may not prove to be beneficial in the future, and they may not be sustained. The Company also may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company could lose sales opportunities if it fails to work effectively with these parties. Moreover, management expects that maintaining and enhancing these and other relationships will become a more meaningful part of the Company's business strategy in the future. However, many of the Company's current partners are either actual or potential competitors. In addition, the Company may not be able to maintain these existing relationships, due to the fact that these relationships are informal or, if written, are terminable with little or no notice.

             The Company's future success will depend on its ability to adapt to rapid technological change. The Company's future success will depend on its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technology and satisfy increasingly sophisticated customer requirements. Rapid technical change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for the Company's products and services. The introduction of products embodying new technologies and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable. As a result of the complexities inherent in today's medical environments, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the implementation of such medicines and treatment processes could have a material adverse effect on the Company's business, operating results and financial condition. The Company may not be successful in:

                           * developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to changes in technology, evolving industry standards or customer requirements;

                           * avoiding  difficulties  that could delay or prevent
                  the successful development, introduction or marketing of these products; or

                           * achieving  market  acceptance for the Company's new
                  products and product enhancements.

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

         The Company has incurred significant losses in prior period and expects to incur significant increases in operating expenses in the foreseeable future. The Company's independent auditors have questioned the Company's ability to continue as a "going concern" and unless the Company is able to achieve profitable operations, which it has not achieved to date, its business and financial condition will be materially adversely affected. The With the funds from an offering or placement, the Company intends to substantially increase its operating expenses for the foreseeable future with:

         o increased sales and marketing activities, including expanding its direct and channel sales and telesales forces;
         o        increase its research and development activities; and
         o        expand its general and administrative support activities.

         Accordingly, the Company will be required to significantly increase its revenues in order to achieve profitability. These expenses will be incurred before the Company generates any revenues by this increased spending. If the Company does not significantly increase revenues from these efforts, its business and operating results would be negatively impacted.

         Significant Control of Collier Management and Development (Collier) and Officers and Directors In connection with a loan of $300,000 in 1998 the Company issued to Collier, as collateral for such loan 25,500,000 shares of Common Stock and, as inducement to do the transaction 400,000 shares of Common Stock. The loan from Collier was due March 1, 1999 and was defaulted when the principal balance went unpaid.

         In March 2000, the Company was successful in negotiating a resolution and compromise that caused 23,200,000 of the collateral shares to be returned. The remainder of the debt was satisfied and all other legal actions were set aside. After settlement, the Collier management group will own and control approximately 12.3% of the shares of Company's Common Stock and, potentially, would be able to significantly influence the management and affairs of the Company and have the ability to influence matters requiring stockholder approval.

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

                                      NONE

                                    PART III

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL

           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Director or Officer   Age       Position                      Since       .
-------------------  ----  -------------------           ------------------
Gary V. Heesch         62  CEO & Director           December 29, 1995
Leland Hale            51  President                October 31,  1997
David K. Giles         52  CFO & Secretary          December 29, 1995
Craig Heesch           60  Director                 December 29, 1995
Jack D. Brotherson     59  Director                 December 29, 1995
Robert Arbon, M.D.     62  Director                 December 29, 1995
Ronald J. Hollberg     65  Director                 October 1, 1996

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

         Mr. Leland Hale served as President from October 31, 1997 until May 31, 1999. From 1987 to October 1995, Mr. Hale was Vice President of U.S. operations for Tecsyn International, Inc., a manufacturer of industrial cable. From October 1995 until he joined the Company, Mr. Hale was engaged in evaluating merger and acquisition opportunities.

         David K. Giles, MBA. Mr. Giles has been a consultant with Medisys since 1993 and a vice president and secretary/treasurer of Medisys since June, 1994 and vice president and secretary of Wasatch Pharmaceutical, the parent company since December 1995. Prior to coming to Medisys, Mr. Giles worked from 1981 to 1993 for EFI Electronics Corporation, Salt Lake City, Utah, a Utah public corporation [NASDAQ: EFIC], serving for the majority of that time as CFO and Vice President of Finance and Administration. Mr. Giles received his BS degree from the University of Utah (1970) and an MBA from the University of Utah
(1971).

         Craig Heesch. Mr. Heesch has been a director of Medisys since 1989 and a director of the Company since December 1995. Since 1975, Mr. Heesch has been a senior partner at CV Associates, Vancouver, Washington, a technical consulting firm assisting in the development of technologies for disposition into the marketplace.

         Jack D. Brotherson, Ph.D. Dr. Brotherson has been a director of Medisys since 1991, a director of the Company since December 1995 and has worked full time for Brigham Young University , Provo, Utah since 1969. Dr. Brotherson is currently a professor of Resource Management in the Department of Botany and Range Sciences, having earned several degrees including a BS from B.Y.U. (1964), a MS from Iowa State University (1967), and a Ph.D. from Iowa State University
(1969). Dr. Brotherson resigned from the board of directors February 1999.

         Robert Arbon, M.D. Dr. Arbon has been a director of Medisys since 1991 and a director of the Company since December 1995. Dr. Arbon is an ear, nose and throat specialist, and has for in excess of the past five years been practicing in Provo, Utah. Dr. Arbon received his BS degree from the University of Utah
(1961) and M.D. from the University of Utah, College of Medicine (1964).

         Ronald J. Hollberg, Jr. Mr. Hollberg was a director of Ceron Resources Corporation, the company that merged into Medisys to form the Company and has been a director of the Company since October 1, 1996. Mr. Hollberg has been president and sole shareholder of Arjay Oil Company for more than five years and devotes full time to the business of Arjay Oil Company and other personal interests. Mr. Hollberg resigned fr0om the board of directors in February 1999.

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

Beneficial Owner Reporting Compliance with Section 16(a) of the Exchange Act

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Gary Heesch has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 11 transactions nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1998. Upon notice of this oversight, Mr. Heesch advised the company that he has filed all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, David Giles has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1998. Upon notice of this oversight, Mr. Giles advised the company that he has filed all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Craig Heesch has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1998. Upon notice of this oversight, Mr. Heesch advised the company that he will file all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Robert Arbon has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1998. Upon notice of this oversight, Mr. Arbon advised the company that he will file all of the forms required by Section 16(a).

                         ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1998, the end of the Company's last completed fiscal year):

Summary Compensation Table

                                                                    Long Term Compensation
                              Annual Compensation              Awards     Payouts
                                              Other      Restricted
Name and                                      Annual      Stock  Options   LTIP     All other
Principal Position  Year    Salary  Bonus($) Compensation Awards /SARs     Payout  Compensation
------------------  ----    ------  -------  ------------ ------ -----     ------  ------------
Gary V. Heesch,   1998(3)  -0-     -0-     $37,530     -0-      -0-        -0-      $115,000(2)
President & CEO   1997     -0-     -0-     $53,668     $500(3)  $42,500(4) -0-      $ 73,000(2)
(Wasatch Pharm)   1996     -0-     -0-     $36,595     125(1)   -0-        -0-      -0-
David Giles,      1998     -0-     -0-     $96,876     -0-      -0-        -0-      $56,124(2)
V.P. Sec'y        1997     -0-     -0-     $119,034    $500(3)  $25,000(5) -0-      $45,000(2)
(Wasatch Pharm) ABLE>

(1) Represent value of options to purchase 125,000 shares of common stock at $0.001 per share exercised in December 1996.
(2)These amounts represent back pay and the reimbursement of payroll taxes and other costs paid by the officers for the benefit of the Company. The amounts will not be disbursed until adequate funds are available.
(3)Represents 500,000 shares issued at $.001 per share.
(4)Represent value of options to purchase 850,000 shares of common stock at $0.05 per share
(5)Represent value of options to purchase 500,000 shares of common stock at $0.05 per share

         The Board of Directors have approved salaries of $150,000 but the Company estimates that Mr. Heesch, Mr. Hale and Mr. Giles will each receive annual cash compensation of less than $100,000 for fiscal year 1999.

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

         Gary V. Heesch, Chief Executive Officer - Through actions taken during 1998 and 1997, the board agreed to reimburse Mr. Heesch $188,970 as compensation for payroll and income taxes he incurred for the benefit of the Company. This amount is to be paid when monies are available.

         David K. Giles, Vice President and Secretary - Through actions taken during 1998, the board agreed to reimburse Mr. Giles $101,124 as compensation for payroll and income taxes he incurred for the benefit of the Company. This amount is to be paid when monies are available.

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

      1997 Options Granted Officers - The Board of Directors approved an incentive stock option plan for the benefit of officers and key employees and reserved 2,000,000 shares for issuance under this purpose. In 1997, 5 year options were granted to the two principal officers (1,350,000) at $.05 per share, 50% are exercisable on December 31, 1998 and 50% on December 31, 1999. The Company did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service.

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

         In 1997, the Company issued 2,200,000 common shares to certain of its officers and directors for notes totaling $110,000. In 1998, the stock was revalued and the consideration was reduced to the par value of the shares issued, or $2,200, based upon the continuing losses and lack of liquidity of the Company's stock.

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1998, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 14,952.821* issued and outstanding shares of the Company's Common Stock, and the name and the shareholdings of each director and of all officers and directors as a group.

*The number of shares considered as issued and outstanding used in this table excludes the 25,9500,000 held as collateral by Collier and others, 500,000 shares unpaid for, but includes the shares retained by Collier in his settlement agreement dated March 31, 2000.

Title
 of      Name and Address           Amount and Nature of    Percentage
Class    Beneficial Owner           Beneficial Ownership(1) of Class
-----    ----------------           ----------------------  --------
Common   Collier Management and      D  2,580,000(2)           17.3%
         Development Company
         880 South Main Street
         Bountiful, Utah 84010

Common   Corazon Vedar, Trustee      D  1,500,000              10.0%
         for Karlo Agustin
         900 Palmito Dr.
         Millbro CA 94030

Common   Officers and Directors
         As a group                  D  3,180,3236             21.3%

(1) Indirect and direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) The result of an agreement and compromise whereby 25,500,000 shares of restricted stock that were issued and held as collateral on a $300,000 short-term note of the Company dated August 31, 1998. The Company has the incidents of ownership unless the borrowing becomes delinquent. The first delinquency occurs in mid-1999. A final settlement was reached March 31, 2000 whereby 23,200,000 was returned to Wasatch and 2,300,000 was retained by Collier plus approximately $214,000 in cash for settlement of the note.

                  (See   ITEM   12.    Certain    Relationships    And   Related
         Transactions-Transactions   with   Management   and   Others   -  Loans
         Collateralized  with Company  Stock.)

         Litigation on Cancelled Common Stock - On November 1, 1996 and November 15, 1996, the Company entered into two similar agreements with Lindbergh-Hammar Associates, Inc. ("Lindbergh"), a holding company controlled by WA Gary, a former director of the Company, wherein, the Company issued an aggregate of 12,000,000 shares of its Common Stock in exchange for a note payable of $60,000,000, based on a valuation of $5.00 per share of common stock. The Company's board of directors has retained the voting rights to such shares until paid for by Lindbergh. Payment on the promissory notes was to come from premiums generated by Lindbergh's affiliated companies The Company is entitled to 10% of the premiums generated on a monthly basis. Since entering into the agreement with Lindbergh no payments have been received by the Company.

         The note payments can be made several different ways and were to some extent, dependent on the price of the Company's stock. In addition, the agreement provides for a minimum payment commencing February 15, 1997. This minimum payment was not paid and the insurance company requested an extension of time for payment. The Company's management concluded, under the circum-stances, the insurance company could not perform in accordance with the agreement. The shares issued were cancelled for a lack of consideration and because of certain fraudulent acts of the insurance company's management. Cresport Insurance, believed to be an affiliate of the insurance company, has filed suit asserting it was an innocent party who had acquired ownership to the Company's stock and, consequently, a holder in due course. On October 15, 1997, Crestport filed a lawsuit against the Company and its stock transfer agent for canceling the 12 million shares. Crestport claimed that it was an innocent third party and a holder in due course who had paid Lindbergh for the shares. As of December 31, 1997, the lawsuit was in the discovery stage. Crestport has asserted a claim for $5,000,000 in damages arising out of cancellation of the share certificate. On July 20, 1999, the Company moved for summary judgement in the proceeding and requested that the plaintiff's claim be dismissed. The presiding judge did not accept the summary judgement pleading and scheduled the matter for trial, which is now set for May 2000. On October 15, 1997, Crestport filed a lawsuit against the Company and its stock transfer agent for canceling the 12 million shares. Crestport claimed that it was an innocent third party and a holder in due course who had paid Lindbergh for the shares. As of December 31, 1997, the lawsuit was in the discovery stage. Crestport has asserted a claim for $5,000,000 in damages arising out of cancellation of the share certificate. Management and counsel believe that the results of a pending trial will be in their favor. See "Legal Proceedings." This was a highly speculative transaction and, consequently, no asset value was recorded.

         An adverse finding in these proceedings could result in a materially adverse event that could jeopardize the financial stability of the Company.

Security Ownership of Management of the Company

Title
 of      Name and Address              Amount and Nature of     Percentage
Class     Beneficial Owner              Beneficial Ownership(1)   of Class
-----     ----------------              -----------------------   --------

Common   David K. Giles, VP, Sec.      D  711,600(3)            4.8
Common   Gary V. Heesch,  CEO,
         and Director                  D  597,654(2)            4.0
Common   Craig Heesch, Director        D  545,455               3.6
Common   Leland. Hale, Pres.           D  500,000               3.3
Common   Ronald J. Hollberg, Jr.
          Director                     D  300,617                2.0
Common   Robert Arbon, Director        D  275,000                1.8
Common   Jack Brotherson, Director     D  250,000                1.7
                                        ---------               ----
All Officers and Directors
          as a Group (7 person)        D3,180,326               21.3
                                        =========               ====

(1) Indirect and direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Includes 150,000 held in trust for the benefit of the children of Gary V. Heesch, with Dan Roberts as the trustee. Also included are 25,000 shares held in trust for the benefit of Carol Lee Poulton, with Mr. Heesch as trustee. Mr. Heesch is deeded to have beneficial ownership of these shares.
(3) Includes 13,600 shares held by wife and children living at home. All of these shares are deemed to be controlled by Mr. Giles.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

         Disposition of Discontinued Business - Oil and Gas Operations - In November 1997, after determining the oil and gas de111veloper of the Company's West Virginia oil and gas properties would not be able to meet their commitments in accordance the contractual arrangements, the Board of Directors authorized management to exchange the Company's West Virginia oil and gas properties for the common shares originally issued by the Company to International Casualty & Surety Company of New Zealand, a shareholder of the Company. Negotiations commenced and an acceptable solution was reached in February 1998. Under the agreed upon exchange arrangement, the Company would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the shares issued and a release from all obligations associated with the oil and gas operations.

         The   transaction   results  in  a  material  asset   impairment   and,
consequently, the loss from the exchange is included, retroactively, in the loss from discontinued operations at December 31, 1997.

         Associated with the principals of the oil and gas transaction were certain notes receivable taken for the Company's issued common shares. It was agreed that the amount due on shares issued at the time of the exchange, $520,390, would be forgiven. This reduction in the obligation was reflected in the financial statements as a charge to additional paid in capital during the year ended December 31, 1998.

         Repurchase of Common Stock - In an August 1999, the Company executed an agreement for the sale and repurchase of 1,500,000 shares of its common stock. Under the agreement, the shares were sold at $.10 per share and they were to be repurchased no later than December 30, 1998 at $.125 per share. The funding on which the share sale was based has not occurred and the Company has negotiated several extensions of the repurchase provisions. Under the latest extension of the repurchase agreement, dated October 20, 1999, the Company is obligated to buy back the shares at $.1667 per share no later than December 1, 1999 and issue 50,000 shares of the Company's common stock. The deadline was not met and the Company is negotiating an additional extension. The difference between the original issue price and the repurchase value, $30,000 and $100,000 at December 31, 1998 and 1999, respectively, have not been recorded awaiting the consummation of the transaction through redemption and a final determination of the Company's obligation.

         Loans Collateralized with Company Stock - Two note holders have been issued 450,000 common shares as collateral on notes payable with an aggregate value of $79,900. Generally, the security agreements provide that the Company will retain the voting rights to the collateral until such time as a default of the loan agreement occurs. At which time the rights will pass to the note holders. At December 31, 1999, the two notes were in default under the loan agreements but neither of the note holders had taken action to seize control of their collateral.

         Collier Loan Compromise and Settlement - In 1998, in connection with an 18%, $300,000 loan made by Collier Management & Development Company, the Company issued 25,500,000 shares of the Company's Common Stock as collateral for the loan, and, as additional payment in consideration of the loan, 400,000 shares of Common Stock. The loan from Collier was due March 1, 1999 and a default resulted when the principal balance went unpaid. As a result of subsequent compromises, the Company made payments of $146,250 in 1999 and was able to reach a compromise and resolution dated March 31, 2000.

         Under the settlement agreement, Collier received $214,750 in cash for principal and interest and 2,300,000 shares of common stock and the Company received the return of 23,200,000 shares of its common stock and the extinguishment of $165,972 of principal debt.

         Stock Options - Consultant - In November 1996, the Company granted 500,000 stock options to a capital markets consulting company in connection with services rendered and to be rendered in the future. The stock options expire November 5, 1998. In December 1996, options for 300,000 shares were exercised by the consulting firm and the Company was given a one-year non-interest bearing note for $300,000. The shares were issued and the outstanding balance of the note has been recorded as a reduction to shareholders' equity. During 1997, $99,560 was collected on the subscription notes. The balance was forgiven in the exchange of the oil and gas properties. In 1997, the Company granted an additional 190,000 stock options for $1.00, which expired in April, 1999, to the same consulting company. The holder of the options exercised options on 125,000 shares and options on 65,000 shares remained open at December 31, 1998.

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

         None.


(a)(3)EXHIBITS. The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing


(a)(3)EXHIBITS. The following exhibits are included as part of this report:

         None

(b) Reports on Form 8-K.

         On March 9, 1998, the Company filed the following report on Form 8K describing the disposition of certain assets.

         Summary

         In November 1997, after determining the oil and gas developer of the Company's West Virginia oil and gas properties would not be able to meet their contractual commitments, the Board of Directors authorized management to exchange the Company's oil and gas properties for the shares originally issued.

         The Company would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the shares issued and a release from all obligations associated with the oil and gas operations.

         Associated with the principals of the oil and gas transaction were certain notes receivable taken for the Company's common shares issued. It was agreed that the amount due on shares issued at the time of the exchange, $520,390, will be forgiven. This reduction in the obligation was reflected in the financial statements as a charge to Additional Paid In Capital during the year ended December 31, 1998.

         On May 29, 1998, the Company filed the following report on Form 8K describing a change in management.

Summary

         The board of directors, pursuant to its meeting on December 31, 1997, appointed Leland Hale as President and Chief Operating Officer of the Company. Mr. Hale's background includes Vice President of US Operations for Tecsyn International Inc. and other top management experience. Gary V. Heesch, former President will continue as Chairman of the Board and Chief Executive Officer. Announcement of the appointment was made in a press release May 19, 1998.

         On May 29, 1998, the Company filed the following report on Form 8K A amending it's filing of March 9, 1998 describing the disposition of certain assets.

         Summary

         February 23, 1998, the Company entered into an agreement (the "Agreement") with Mountaineer Gas Transmission, Inc., a Nevada corporation, registered to do business in West Virginia ("Mountaineer"), wherein the Company exchanged its 25% net profits interest in 50 gas wells located in Pleasants, Wood, and Ritchie Counties, West Virginia. In connection with the exchange of the working interest with Mountaineer, the Company received 1,800,000 shares of restricted common stock of the Company, which was returned to the treasury and canceled.

         The Company had entered into the purchase of these 50 gas wells November 20, 1996 in an effort to enhance its cash flows. The cash flows did not come as expected and the Company determined that an investment in the oil and gas business did not fit in with its long-term strategy of setting up and operating medical skin care clinics.

         Amendment

         Due to the sale of this asset, the Company no longer has sufficient net tangible assets to preclude it from being characterized as a "penny stock". Therefore, pursuant to SEC Rule 3a51-1, the common stock of the Company is now defined and considered a "penny stock".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                          WASATCH PHARMACEUTICAL, INC.

Date: April 15, 2000    By /S/ Gary V. Heesch, President and CEO


Date: April 15, 2000    By /S/ David K. Giles, Secretary and CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 17, 2000    By /S/ Gary V. Heesch, Director


Date: April 17, 2000    By ___ Craig Heesch, Director

Date: April 17, 2000    By /S/ Jack D. Brotherson, Director
   (Resigned February 1999)

Date: April 17, 2000    By /S/ Robert Arbon, MD, Director

Date: April 17, 2000 By ___ Ronald J. Hollberg, Director
   (Resigned February 1999)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wasatch Pharmaceutical, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation)(a Utah corporation in the development stage) as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1995 were audited by other auditors whose report, dated May 14, 1996, included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period September 7, 1989 (date of inception and incorporation of the principal development activity) through December 31, 1995 reflect total revenues and net loss of $337,700 and $1,080,270, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company, as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal development activity) to December 31,1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise, which has suffered recurring losses from operations and has a net working capital deficiency, which together, raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                       THOMAS LEGER & CO. L.L.P.


Houston, Texas
April 5, 2000

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                        ASSETS

CURRENT ASSETS
Cash                                                                      $     2,589
Accounts receivable - trade                                                     7,175
Inventory                                                                       7,158
Prepaid expenses                                                                  600
                                                                          -----------

Total Current Assets                                                           17,522
                                                                          -----------
PROPERTY AND EQUIPMENT
Clinic and office equipment                                                    41,554
Less accumulated depreciation                                                 (28,492)
                                                                          -----------
Net Property and Equipment                                                     13,062
                                                                          -----------
OTHER ASSETS                                                                      200
                                                                          -----------
TOTAL ASSETS                                                              $    30,784
                                                                          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade                                                  $   237,609
                                                                          -----------
Accrued interest                                                              356,260
Other accrued expenses                                                        436,878
Notes and advances currently due:
Short-term shareholder advances                                                18,157
Vendors                                                                       112,333
Stockholders                                                                1,783,946
                                                                          -----------
Total Liabilities                                                           2,945,183
                                                                          -----------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 1,000,000
shares authorized 49,258 issued and outstanding                                    49
Common stock, $0.001 par value, 50,000,000 shares
authorized, 38,822,821 shares issued and outstanding                           38,823
Additional paid-in capital                                                  1,322,096
Accumulated development stage deficit                                      (4,224,632)
                                                                          -----------
                                                                           (2,863,664)
Less shares issued for future transactions                                    (50,735)
                                                                          -----------
Total Stockholders' Deficit                                                (2,914,399)
                                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $    30,784
                                                                          ===========

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               For the Year Ended
                                                                  December 31,                      From
                                                         -------------------------------          Inception To
                                                            1998                1997             Dec. 31, 1998
                                                         -----------         -----------         ------------
REVENUES
Professional fee income                                       29,239              38,982              214,087
Product sales                                                 52,237              62,861              421,176
                                                         -----------         -----------         ------------
Total Revenues                                                81,476             101,843              635,263
                                                         -----------         -----------         ------------
OPERATING EXPENSES
Cost of products sold                                          4,931               5,783               48,008
Salaries                                                     154,849             141,642              479,570
Employee leasing                                                   -                   -              218,745
Payroll taxes                                                 13,159              13,222               46,318
Physicians fees                                               40,200              43,200              237,868
Rent                                                          34,790              33,845              169,933
Advertising                                                        -               6,250              212,552
Depreciation                                                   5,257               6,799               29,256
Other                                                            607               6,356               57,489
                                                         -----------         -----------         ------------
Total Operating expenses                                     253,793             257,097            1,499,739

GENERAL AND ADMINISTRATIVE EXPENSE                         1,032,251             507,178            2,400,061

INTEREST                                                     254,115             118,236              550,377
                                                         -----------         -----------         ------------
Total Expenses                                             1,540,159             882,511            4,450,177
                                                         -----------         -----------         ------------
LOSS BEFORE DISCONTINUED OPERATIONS AND
THE PROVISION FOR INCOME TAXES                            (1,458,683)           (780,668)          (3,814,914)
                                                         -----------         -----------         ------------
LOSS FROM DISCONTINUED OPERATIONS
Loss from operations                                               -             (17,969)             (26,785)
Loss from asset disposition                                        -             (382,933)            (382,933)
                                                                  --            ---------            ---------
Total Loss From Discounted Operations                              -             (400,902)            (409,718)
                                                                  --            ---------            ---------
NET LOSS BEFORE INCOME TAXES                              (1,458,683)         (1,181,570)          (4,224,632)
PROVISION FOR INCOME TAXES                                         -                   -                    -
                                                                  --                  --                   -
NET LOSS                                                 $(1,458,683)        $(1,181,570)        $ (4,224,632)
                                                         ============        ============        =============
Loss per share before discounted operations              $    (0.141)        $    (0.087)        $     (0.456)
Loss per share from discounted operation                           -              (0.044)              (0.049)
                                                                  --              -------              -------
BASIC LOSS PER COMMON  SHARE                             $    (0.141)        $    (0.131)        $     (0.505)
                                                         ============        ============        =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                 10,358,889           8,986,460            8,357,505
                                                         ============        ============        =============

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                Preferred         Common Stock          Additional   Accumulated       Total
                                                   Stock           ------------          Paid - In    Development   Stockholders'
                                                  Amount       Shares        Amount       Capital    Stage Deficit     Equity
                                                  ------       ------        ------       -------    -------------     ------
Balance, September 7, 1989                       $        -             -     $      -    $       -    $         -     $        -

Stock issued at inception at
approximately $0.0005 to
the Company's founders
for services rendered                                     -    10,000,000        5,334            -              -          5,334

Contribution of capital by
a shareholder                                             -             -       23,509            -              -         23,509

Net loss from inception
through December 31, 1992                                 -             -            -            -       (170,895)      (170,895)
                                                  ---------    ----------    ---------      -------     ----------     ----------

Balance, December 31, 1992                                -    10,000,000       28,843            -       (170,895)      (142,052)

Contribution of capital by
a shareholder                                             -             -       20,000            -              -         20,000

Net loss for the year ended
December 31, 1993                                         -             -            -            -        (92,931)       (92,931)
                                                  ---------    ----------    ---------      -------     ----------     ----------

Balance, December   31, 1993                              -    10,000,000       48,843            -       (263,826)      (214,983)

Common stock issued in
payment of loan fees at
$0.005 per share in
December, 1994                                            -        75,000          375            -              -            375

Contribution of capital by
a shareholder                                             -             -      170,434            -              -        170,434

Redemption and cancellation
of common stock for cash
and note payable                                          -      (600,000)     (25,000)           -              -        (25,000)

Net loss for the year ended
December 31, 1994                                         -             -            -            -       (365,189)      (365,189)
                                                  ---------    ----------    ---------      -------     ----------     ----------
Balance, December 31, 1994                        $       -    $9,475,000    $ 194,652      $     -     $ (629,015)    $ (434,363)
                                                  =========    ==========    =========      =======     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                Preferred         Common Stock          Additional   Accumulated       Total
                                                   Stock           ------------          Paid - In    Development   Stockholders'
                                                  Amount       Shares        Amount       Capital    Stage Deficit     Equity
                                                  ------       ------        ------       -------    -------------     ------
Balance forward January 1, 1995                   $       -     9,475,000    $ 194,652      $     -     $ (629,015)    $ (434,363)

Stock issued at $.005 per share for
services rendered during 1995                             -       837,216        4,186            -              -          4,186

Contribution of capital by a shareholder                  -             -        1,000            -              -          1,000

Equivalent shares exchanged in the consolidation
of Medisys Research Group, Inc &
Wasatch Pharmaceutical, Inc                           9,852     1,777,040     (187,749)     184,051              -          6,154

Net loss for the year ended
December 31, 1995                                         -             -            -            -       (451,255)      (451,255)
                                                  ---------    ----------    ---------      -------     ----------     ----------
Balance, December 31, 1995                            9,852    12,089,256       12,089      184,051     (1,080,270)      (874,278)

To give retro-active effect to a one for
four reverse stock split                             (7,389)   (9,066,924)      (9,067)       9,067              -         (7,389)
                                                  ---------    ----------    ---------      -------     ----------     ----------
Restated balance, December 31, 1995                   2,463     3,022,332        3,022      193,118     (1,080,270)      (881,667)
Proceeds from the sale of common stock                    -        57,500           58      137,442              -        137,500

Cash proceeds from the exercise of
 employee stock options                                   -       250,000          250            -              -            250

Stock issued in connection with the following:

Borrowing funds                                           -       148,374          148            -              -            148
Consulting agreement                                      -       100,000          100            -              -            100
Services rendered                                         -         7,500            8            -              -              8
Cancellation of debt                                      -           250            -       12,339              -         12,339
Stock exchanged for the following assets:
Preferred stock of an insurance
holding company                                           -       750,000          750            -              -            750
Oil and gas properties                                    -     2,000,000        2,000    3,717,536              -      3,719,536

Stock issued for a short-term note under a
November, 1996 stock option plan                          -       300,000          300      299,700              -        300,000

Net loss for the year ended
December 31, 1996                                         -             -            -            -       (504,108)      (504,108)
                                                  ---------    ----------    ---------      -------     ----------     ----------
Balance, December 31, 1996                        $   2,463     6,635,956    $   6,636   $4,360,135    $(1,584,378)    $2,784,856
                                                  =========     =========    =========   ==========    ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                Preferred         Common Stock          Additional   Accumulated       Total
                                                   Stock           ------------          Paid - In    Development   Stockholders'
                                                  Amount       Shares        Amount       Capital    Stage Deficit     Equity
                                                  ------       ------        ------       -------    -------------     ------
Balance forward December 31, 1996                   $ 2,463     6,635,956      $ 6,636   $4,360,135    $(1,584,379)   $ 2,784,855

Retroactive adjustment to the merged
Preferred Stock Amount                               (2,414)            -            -        2,414              -              -
                                                    -------    ----------     --------  -----------   ------------   ------------
Restated balance, December 31, 1996                      49     6,635,956        6,636    4,362,549     (1,584,379)     2,784,855

Proceeds from the exercise of stock options:
Cash                                                      -       125,000          125      124,875              -        125,000
Notes                                                     -       500,000          500      319,500              -        320,000
Shares issued in connection with:
Past services of officers and directors                   -     2,200,000        2,200      107,800              -        110,000
Acquisition of West Virginia oil & gas properties         -       151,000          151            -              -            151
Services rendered in connection with raising
development stage funds                                   -       180,000          180            -              -            180
Note extensions                                           -        26,666           27            -              -             27
Services rendered for operations                          -        30,000           30        2,721              -          2,751
Conversion of debentures                                  -       270,758          271       18,065              -         18,336
Shares returned with cancelled contract                   -       (50,000)         (50)           -              -            (50)
Exchange of oil and gas properties for originally
 issued shares                                            -    (1,800,000)      (1,800)  (3,347,583)             -     (3,349,383)
Proceeds from sale of shares                              -       456,383          456      139,494              -        139,950
Shares issued for notes                                   -       500,000          500       65,000              -         65,500
Net loss for the year ended December 31, 1997             -             -            -            -     (1,181,570)    (1,181,570)
                                                    -------    ----------     --------  -----------   ------------   ------------
Balance, December 31, 1997                          $    49    $9,225,763     $  9,226  $ 1,792,421   $ (2,765,949)  $   (964,253)
                                                    =======    ==========     ========  ===========   ============   ============

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                Preferred         Common Stock          Additional   Accumulated       Total
                                                   Stock           ------------          Paid - In    Development   Stockholders'
                                                  Amount       Shares        Amount       Capital    Stage Deficit     Equity
                                                  ------       ------        ------       -------    -------------     ------
Balance forward December 31, 1997                    $   49     9,225,763      $ 9,226   $1,792,421    $(2,765,949)    $ (964,253)

Shares issued in connection with:
Note extensions                                           -     1,352,368        1,352            -              -          1,352
Securities sold for cash                                  -     1,695,940        1,696      135,565              -        137,261
Exercise of stock options                                 -       500,000          500       24,500              -         25,000
Services rendered                                         -       848,750          849            -              -            849

Shares issued as interim loan collateral to
be return at debt satisfaction                            -    25,950,000       25,950            -              -         25,950

Exchange of preferred shares held for
investment for originally issued shares                   -      (750,000)        (750)           -              -           (750)

Charge for per share price reduction of
shares held under subscription notes                      -             -            -     (630,390)             -       (630,390)

Net loss for the ended December 31, 1998                  -             -            -            -     (1,458,683)    (1,458,683)

Balance December 31, 1998 of stockholders'
equity-per committed contracts                           49    38,822,821       38,823    1,322,096     (4,224,632)    (2,863,664)

Stock issued for future transactions                      -   (26,450,000)   $ (26,450)     (24,285)            -         (50,735)
                                                       ----   -----------    ---------   ----------    -----------   ------------
Net equity December 31, 1998                          $  49    12,372,821    $  12,373   $1,297,811    $(4,224,632)  $ (2,914,399)
                                                      =====   ===========    =========   ==========    ============  ============

   The accompanying notes are an integral part of these financial statements.

                     WASATCH PHARMACEUTICAL, INC.
                    (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               For the Year Ended
                                                                  December 31,                      From
                                                         -------------------------------          Inception To
                                                            1998                1997             Dec. 31, 1998
                                                         -----------         -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(1,458,683)      $(1,181,570)         $(4,224,632)
Adjustments to reconcile net (Loss) to net cash
used by operating activities:
Depreciation and depletion                                     6,829              6,799              28,492
Loss on fixed asset disposal
Clinic assets                                                      -                  -              15,234
Oil and gas assets                                                 -              3,383               4,189
Loss on disposal of oil and gas properties                         -            382,933             382,933
Increase (decrease) in working capital
(Increase) decrease in receivables                               664             (4,913)             (7,175)
(Increase) decrease in related party receivable                    -              6,600                   -
(Increase) decrease in inventory                              (3,516)             4,944              (7,158)
(Increase) decrease in prepaid expenses                       15,063            (15,663)               (600)
Increase (decrease) in accounts payable                        8,375             61,076             237,609
Increase (decrease) in accrued interest                      126,776             68,258             356,260
Increase (decrease) in other accruals                        238,585            157,242             436,878
                                                         -----------       ------------         -----------
Net cash used by operating activities                     (1,065,907)          (510,911)         (2,777,970)
                                                         -----------       ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                           -             (1,804)            (27,764)
(Increase) decrease in other assets                              675               (475)               (200)
                                                         -----------       ------------         -----------
Net cash provided used by investing activities                   675             (2,279)            (27,964)
                                                         -----------       ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                   1,183,173            158,582           2,376,207
Expenses paid by shareholder                                       -                  -              38,323
Repayment of loans                                          (334,038)            (5,021)           (456,791)
Proceeds from sale of common shares                          162,261            210,704             510,465
Capital contributed by shareholder                                 -                  -             154,800
Collection of share subscriptions                             42,166             99,560             141,726
Common shares exchanged for debt                                   -                  -              12,318
Exercised stock options                                            -            125,000             125,250
Redemption of common shares                                        -                  -             (20,409)
Cost of raising capital                                            -            (73,366)            (73,366)
                                                         -----------       ------------         -----------
Net cash provided used by financing activities             1,053,562            515,458           2,808,523
                                                         -----------       ------------         -----------
NET INCREASE (DECREASE) IN CASH                              (11,670)             2,269               2,589
At beginning of period                                        14,259             11,990                   -
                                                         -----------       ------------         -----------
At end of period                                         $     2,589       $     14,259         $     2,589
                                                         ===========       ============         ===========

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               For the Year Ended
                                                                  December 31,                      From
                                                         -------------------------------          Inception To
                                                            1998                1997             Dec. 31, 1998
                                                         -----------         -----------         ------------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Cash paid for interest                                    $ 49,975           $ 49,950           $ 111,529
  Cash paid for taxes                                              -                  -                   -

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Common stock for assets' aquired or (exchanged)
    Clinical equipment and fixtures                                 -                 -              13,790
    Oil and gas properties
      Acquired                                                     -             12,780           3,732,316
      Exchanged                                                    -         (3,349,383)         (3,349,383)
    Preferred stock of an insurance company
      Acquired                                                                        -                 750
      Exchanged                                                 (750)                 -                (750)
    Subscription receivable for common stock
      Amount on issuance of common stock                      25,950            935,000           1,235,000
      Adjustment to subscriptions receivable                (110,000)          (449,950)           (596,923)
      Write - off of subscriptions receivable               (520,391)                 -            (520,391)
    Common stock for
      Goods and services                                         849              3,032               9,848
      Interest                                                 1,352                 27                  27
      Accrued interest added to principal                     41,156                  -              41,156

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued).

At the time they were acquired, the properties were not economically productive. The property developer committed to increasing productivity in each of the wells in 1997 with the Company not bearing any of the enhanced production costs. There were no costs incurred for reworking wells in 1998 or 1997.

In November 1997, after determining the oil and gas developer of Wasatch's West Virginia oil and gas properties would not be able to meet their commitments in accordance the contractual arrangements, the Board of Directors authorized management to exchange the Company's West Virginia oil and gas properties for common shares originally issued by Wasatch. Negotiations commenced and an acceptable solution was reached in February 1998. Under the agreed upon exchange arrangement, Wasatch would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the shares issued and a release from all obligations associated with the oil and gas operations.

The transaction results in a material loss on disposal of a segment of business at December 31, 1998. Consequently, the loss from the exchange and the loss from operations are included in the loss from discontinued operations at December 31, 1997.

Associated with the principals of the oil and gas transaction were certain notes receivable taken for the Company's common shares issued. It was agreed that the amount due on shares issued at the time of the exchange, $520,390, would be forgiven. This reduction in the obligation was reflected in the financial statements as a charge to Additional Paid In Capital during the year ended December 31, 1998.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued).

Loss Per Share - In 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Statement 128 which replaced the calculation of primary and fully diluted earnings per share with basis and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All prior period loss per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported loss per share for all periods presented.

The Company had 25,950,000 shares of common stock issued to various note holders as collateral for their notes. Since the shares are contingently returnable, they are not included in the average shares outstanding for the earnings per share computation.

The Company has issued approximately 9,233,000 shares for the period January 1, 1999 through December 31, 1999 for cash, note extensions, services and other equity transactions.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued).

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over lives ranging from five to seven years. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation is eliminated from the accounts, and any resulting gain or loss is included in operations.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. All material inter-company transactions and balances have been eliminated.

Concentrations of Credit Risk - Wasatch maintains its cash accounts in two banks located in the Salt Lake City, Utah metropolitan area. The FDIC insures the cash balances of $100,000 or less at each bank. At December 31, 1998 the Company did not have any deposits in excess of $100,000 in a bank.

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

Changes in Basis and Presentation - Certain financial statement presentations for 1997 and for the period from inception on September 7, 1989 through December 31, 1997 have been reclassified to conform to the 1998 presentation.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued).

Legal Matters - Wasatch is subject to legal proceedings that have arisen in the ordinary course of its business. In the opinion of management, these actions will not have a material adverse effect upon the financial position of Wasatch.

Advertising - Advertising costs are expensed as incurred.

2. GOING CONCERN

Since inception, Wasatch has been a dual-purpose development stage enterprise. First, it has developed its clinic based protocol and treatment programs for patient care and maintenance: in addition to the business processes for such patient care. Secondly, Wasatch has been pursuing a strategy to raise sufficient capital for nationwide expansion. At December 31, 1998, management projects that their businesses plan to commence the operational phase of its clinic treatment activities will be implemented in 2000.

As more fully explained elsewhere in these footnotes, in 1996 the Company entered into a series of transactions to add corporate value and operating net income in the future. These transactions were speculative, but the direct cash cost was nominal. During 1997, it was apparent that the value added, approximately $3,800,000 in equity, was not going to be realized through operating profits and cash flows. Consequently, in transactions occurring late 1997 and early 1998, the Company disposed of the operating assets associated these businesses. The financial impact of these management decisions was to reduce shareholders equity approximately $4,000,000 and limit the Company's revenue producing operation to two prototype treatment centers that are operating at 10% of capacity.

At December 31, 1998, the Company's operating expenses have exceeded operating revenues. This cumulative deficit has been funded by open account creditor debt, shareholder loans, shareholders' cash investment and common shares exchanged for property and services. Although the Company has continued to operate with the above sources of funds through December 1999, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


2. GOING CONCERN, (Continued).

Wasatch's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Wasatch in its development stage has not established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern supported by its cash flow from operations. Wasatch plans to eventually seek long-term funding through private and public stock offerings. Management believes that sufficient funding will be raised to meet operating needs during the remainder of its development stage and reach an amicable settlement with the note-holder more fully described in Note 9.

3. RELATED PARTY TRANSACTIONS

Discussed below are related party transactions not included in other notes to the financial statements.

In 1994, the Company entered into an agreement with a shareholder to redeem 150,000 shares for $25,000. The Company paid the shareholder $12,500 upon execution of the agreement, and an additional $5,000 during 1994 and $1,000 during 1996 and 1997, respectively. The remaining balance of $5,500 is non-interest bearing and is due on demand.

During the two years ending December 31, 1998, the board of directors approved specific compensation totaling $290,094 for two principal officers with the stipulation that the amounts are to be paid only when sufficient cash is available. The liability represents back pay and the payroll costs paid by the officers for the benefit of the Company.

In 1997, the Company issued 2,200,000 common shares to certain of its officers and directors for consideration in the form of notes totaling $110,000. In 1998, the stock was revalued and notes were reduced to $2,200 (par value).

During 1998, five Directors holding Wasatch notes with a face value of $47,500, agreed to fore-go interest payments for the debt reduction described in the previous paragraph. In addition, several creditor/shareholders elected to add the interest earned to date to their notes principal balance.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

3. RELATED PARTY TRANSACTIONS, (Continued).

During 1998 and 1997, the Company issued 1,342,368 and 16,666 common shares, respectively, to certain shareholder/creditors as compensation for extending the due date on their obligations and in lieu of interest.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

4. NOTES PAYABLE

Notes payable at December 31, 1998 are as follows:

    Unsecured notes payable to shareholders dated at various
      dates,  generally  accruing  interest  at 10% to  60%,
      annually, generally are to be repaid from the proceeds
      of a  proposed  share  offering  and in some cases are
      past due by terms of the note.                                $1,483,946

    Collateralized  note  payable  dated August 31, 1998 and
      due six months after  funding with interest at 18% per
      annum.  During the six-month  period  interest only is
      payable monthly with the entire principal  balance due
      March 31, 1999.  Collateral  includes all the tangible
      assets of the Company and its subsidiaries, 25,500,000
      shares  of  Wasatch  common  stock  and the  joint and
      severable  guarantee  of the two  principal  officers.
      During 1999 the note became delinquent. See Note 6               300,000

    Unsecured notes payable to vendors dated various  dates,
      accruing  interest  at rates  ranging  from 6% to 10%.
      Certain  notes are  guaranteed  by an  officer  of the
      Company.                                                         112,333

    Advances from  Officers  and  Shareholders  to meet cash
      shortfall,  payable on demand  with  interest  ranging
      from 15% to 30%                                                   18,157
                                                                    ----------

    TOTAL                                                           $1,914,436
                                                                    ==========

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

At December 31, 1998, there were 38,778,651 shares of common stock were issued and outstanding according to the transfer agents records. For financial statement purposes 38,822,821 shares of common stock were considered to be issued and outstanding. The difference is equal to the shares that were sold and paid for in a private placement (44,170) which were treated as issued and outstanding but lacked the appropriate documentation to allow the transfer agent to physically issue the shares.

Common Stock - In August 1996, the Board of Directors authorized a four-for-one reverse split of common stock. All references in the financial statements to the number of shares and per share amounts of Wasatch's common stock have been retroactively restated to reflect the decrease in the number of common shares outstanding.

Preferred Stock - The Company's preferred stock (Series A) entities the holder to per-share annual dividends equal to 20% of the Company's net income divided by 300,000, times the number of shares of preferred stock outstanding (3.28% of net income based on preferred stock outstanding at December 31, 1998 and 1997). Dividends are required to the extent that there is net income and that there are funds legally available. To the extent funds are not legally available in net income years, the payment of the dividends calculated shall be deferred until such time as there shall be funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1 per share plus accrued and unpaid dividends. There were no accrued and unpaid dividends at December 31, 1998 and 1997.

On July 26, 1994, the shareholders of the Company passed a resolution to allow the exchange of one share of preferred stock for two shares of common stock. To date, no shares of preferred stock have been exchanged and there were no other preferred share transactions in 1998 and 1997.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

6. CAPITAL STRUCTURE, (Continued).

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

The note payments can be made several different ways and were to some extent, dependent on the price of the Company's stock. In addition, the agreement provides for a minimum payment commencing February 15, 1997. This minimum payment was not paid and the insurance company requested an extension of time for payment. Wasatch management concluded, under the circumstances, the insurance company could not perform in accordance with the agreement. The shares issued were cancelled for lack of consideration and because of certain fraudulent acts of the insurance company's management. A third party, believed to be an affiliate of the insurance company, has filed suit asserting it was an innocent party who had acquired ownership to the Company's stock. Management and counsel believe that the pending trial will reveal the meritorious nature of their defense.

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

Capital Markets Fund Raising Efforts - During 1998 and 1997, various individuals and companies were issued 848,750 and 180,000 common shares, respectively, as compensation for their attempts to raise capital for the Company.

Professional Services - During 1997, various individuals and companies were issued 26,666 common shares, respectively, as compensation for service ranging from accounting to insurance consulting.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

6. CAPITAL STRUCTURE, (Continued).

Shares Issued To Note Holders - In September 1998, the Company issued 500,000 Common shares to long-term holders who had not been previously compensated for extending credit and the forbearance of interest.

Convertible Debentures Program - In early 1997, the Company commenced a broker-sponsored program to sell convertible debentures. $50,000 in debentures was sold under the program. On November 24, 1997, the debentures issued were converted to 270,758 common shares.

Share Sale To Officers and Directors - In March 1997, the board authorized the sale of 2,200,000 common shares to the two principal officers (500,000 shares each) and six directors (200,000 each) at $.25 per share. In 1998, the price per share was reduced to $.001 per share. Notes were accepted for the subscription price of the stock.

Joint Venture to Raise Long-Term Capital - During 1998, the Company entered into a joint venture arrangement with Beehive International, of Salt Lake City, in an attempt to raise long-term capital from a foreign lender. The foreign lender was committed to advance $20 million each to Wasatch and Beehive. Beehive received 750,000 shares of common stock as a fee for finding the loan source. Under the terms of the proposed loan, the lender required a $10 million good faith deposit for a period of 24 months.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

6. CAPITAL STRUCTURE, (Continued).

Wasatch and Beehive forwarded $700,000 with the understanding that Berkshire would be able to meet the requirements of the lender and close the transaction within five days. Wasatch was assured that the funds advanced for the loan fee would be held in a Merrill Lynch trust account until Berkshire had met its commitments. Subsequently there were several attempts to close the transaction but in each case Berkshire could not meet the requirements of the lender. Unable to close the loan, Berkshire agreed to advance Wasatch $200,000 and did so through an affiliate - Assured Capital Corporation.

In late 1998, Wasatch demanded the return of the escrowed fee because Berkshire had been unable to perform. Berkshire refused to return the funds claiming they had performed in accordance with the contract. At that point it was discovered that the Merrill Lynch account was actually under the control of Berkshire and the funds were no longer on deposit.

In a final attempt to get Berkshire to perform, Wasatch escrowed an additional $200,000 in February 1999. Once again, the documentation and arrangements of Berkshire did not satisfy the foreign lender. At this point the lender withdrew his commitment. Berkshire continued to contend they had met the requirements of the escrow agreement and had earned the fee. Wasatch contested that and in May 1999 agreed to release the funds escrowed in February in exchange for a release on the indebtedness under the funds advanced Wasatch by Assured Capital Corporation.

Although management believes it has a solid case and is assured by counsel the legal process will return the fees taken by Berkshire. However, there is a major uncertainty due to Wasatch's lack of resources to aggresively pursue timely legal remedies. In light of the uncertainties, management concluded it would be prudent to charge-off the $500,000 in fees advanced Berkshire. That amount is included in General and Administrative Expenses in the Statement of Operations for the year ended December 31, 1998.

The Company is currently reviewing and evaluating its legal remedies.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

6. CAPITAL STRUCTURE, (Continued).

Repurchase of Common Stock - In an August 1999, the Company executed an agreement for the sale and repurchase of 1,500,000 shares of its common stock. Under the agreement, the shares were sold at $.10 per share and they were to be repurchased no later than December 30, 1998 at $.125 per share. The funding on which the share sale was based has not occurred and the Company has negotiated several extensions of the repurchase provisions. Under the latest extension of the repurchase agreement, dated October 20, 1999, Wasatch is obligated to buy back the shares at $.1667 per share no later than December 1, 1999 and issue 50,000 shares of the Company's common stock. The deadline was not met and the Company is negotiating an additional extension. The difference between the original issue price and the repurchase value, approximately $30,000 and $100,000 at December 31, 1998 and 1999, respectively, have not been recorded awaiting the consummation of the transaction through redemption and a final determination of the Company's obligation.

Debt for Stock - On the first anniversary date of the loan, two of the Company's note holders, with an aggregate debt of $60,000, have the option to convert the principal and interest into common stock of Wasatch. The conversion value equals 200% of the amount owing and is converted at a bid price defined in the note.

Loans Collateralized with Company Stock - Three separate note holders have been issued 25,950,000 common shares as collateral on notes payable with an aggregate value of $379,900. Generally, the security agreements provide that Wasatch will retain the voting rights to the collateral until such time as a default of the loan agreement occurs. Then those rights will pass to the note holders. The Company has defaulted under two loan agreements, but the note holders have not taken any action to enforce control over the collateral.

During 1999, the other collateralized loan fell into default. That note holder with 25,500,000 common shares as collateral called for a shareholders meeting. The Company is in a position whereby the Federal securities law prohibits solicitation of proxies. The result is that the Company will not be able to have a shareholders meeting until all of its Securities and Exchange Commission compliance filings have been submitted on a timely basis.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

6. CAPITAL STRUCTURE, (Continued).

Discontinued Business - In February 1998, the Company executed an exchange agreement with the developer/operator for the West Virginia oil and gas properties. (See Note 1 for an additional information). There were 200,000 fewer shares received in exchange than were originally issued for the wells acquired. This share difference results in a monetary loss of $382,933. Consequently, the loss was recorded and reflected in the loss from discontinued operations at December 31, 1997 and the shares returned were retroactively reflected as a reduction of the shares issued and outstanding at December 31, 1997.

Stock Options

General - In November 1996, Wasatch reserved 100,000 shares of the Company's stock as potential compensation to consultants and other parties. The shares to be issued are to be determined by the President. In September 1996, the Company granted options to four shareholders to purchase 750 shares of common stock for $2.00 per share. The options expire in two years.

Stock Options - Consultant - In November 1996, Wasatch granted the stock options to a capital markets consulting company in connection with services rendered and to be rendered in the future. The stock options expire November 5, 1998. In December 1996, options for 300,000 shares were exercised by the consulting firm and Wasatch was given a one-year non-interest bearing note for $300,000. The shares were issued and the outstanding balance of the note has been recorded as a reduction to shareholders' equity. During 1997, $99,560 was collected on the subscription notes. The balance was forgiven in the exchange of the oil and gas properties (see Note 1). In 1997, the Company granted an additional 190,000 stock options for $1.00, which expired in April, 1999, to the same consulting company. The holder of the options exercised options totaling 125,000 shares in 1997.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

6. CAPITAL STRUCTURE, (Continued).

Contested Consulting Options - On June 7, 1996, Wasatch executed a consulting agreement that granted the stock options expiring June 1, 1998. In October, 1996 100,000 common shares were issued to the consultants in accordance with the agreement. The company recorded these shares for a nominal value equal to the par value of $100.

Contingent Options - Contingent options for 500,000 shares were issued the Collier Group in connection with the $300,000 loan made to Wasatch. The options are for free trading stock and they become exercisable only upon the Company defaulting on its loan agreement. The company was in compliance at December 31, 1998 and in default at the end of 1999.

1997 Options Granted Officers - The Board of Directors approved an incentive stock option plan for the benefit of officers and key employees and set aside 2,000,000 shares for this purpose. At the same time, options were granted to the two principal officers (1,350,000) at $.05 per share, 50% are exercisable on December 31, 1998 and 50% on December 31, 1999. The expiration date is open. The Company did not formalize the incentative stock option plan within the one year time period required by the Internal Revenue Service. The options granted are considered outstanding by the Company.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

6. CAPITAL STRUCTURE, (Continued).

Options - Stock option activity for the Company during 1998 was as follows:

                                           Expired or      Ending             Expiration
  Price Per Share            Granted       Exercised        1998                 Date
--------------------       -----------     ---------     ----------           -----------
Granted 1996
   Consultants
                 .25         100,000        100,000           -              June 1, 1998
                 .50         100,000        100,000           -              June 1, 1998
                 .625        100,000        100,000           -              June 1, 1998
                1.00         700,000        700,000           -              Nov. 5, 1998

   Shareholder
               2.00              750            750           -               Sept. 1998

Granted 1997
   Consultants
               1.00           65,000          -                 65,000      April 10, 1999

   Others
               1.00           25,000          -                 25,000      June 19, 2000
               1.00           10,000          -                 10,000      April 10, 1999

   Employees and
      directors
                 .05       1,350,000          -              1,350,000           Open
                           ---------      -------            ---------
Total                      2,450,750      1,000,750          1,450,000
                           =========      =========          =========
Exercised                                     -
                                          =========
Expired                                   1,000,750
                                          =========

There are no other stock purchase plans or arrangements at December 31, 1998.

Incentive Based Compensation - The fair value of options granted will be estimated on the date of grant using the Black-Scholes options pricing model, assuming a risk free interests rate, no expected dividend yield, the expected life of the options and zero expected volatility. The zero volatility will be assumed because the shares are not currently tradable in a secondary market system.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

6. CAPITAL STRUCTURE, (Continued).

The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for any stock option agreements. No options were granted in 1998 and options totaling 1,575,000 shares were granted in 1997. Had compensation cost been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the year ended December 31, 1998 and 1997 would have been as reflected in the pro forma amounts indicated below:

                                       1998                     1997
                                    ------------             ------------
       Net loss                     $ (1,458,683)            $ (1,260,757)
                                    ============             ============
       Net loss per common share    $      (.077)            $      (.140)
                                    ============             ============

7. INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax at December 31, 1998 and 1997:

                                                           1998         1997
                                                      -----------   -----------
       Loss before income taxes                       $(1,458,683)  $(1,181,570)
                                                      ===========   ===========

       Income tax benefit computed at statutory
         rates                                        $ (495,952)   $  (401,734)
           Increase in valuation allowance               492,585        399,441
       Permanent differences:
           Nondeductible expenses                          3,367          2,293
                                                      -----------   -----------
           Tax benefit                                $        -    $          -
                                                      ===========   ============

No federal income taxes have been paid since the inception of the Company.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


7. INCOME TAXES, (Continued).

Deferred Income Taxes - The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:


                                                    1998              1997
                                                -----------        ---------

     Deferred tax liabilities                   $         -        $       -
                                                -----------        ---------
     Deferred tax assets:
       Net operating loss carryforwards           1,427,397          934,812
       Valuation allowance                       (1,427,397)        (934,812)
                                                -----------        ---------

     Total deferred tax assets                            -                -
                                                -----------        ---------
     Net deferred tax asset (liability)         $         -        $       -
                                                ===========        =========

Deferred income tax provisions for the years ended December 31, 1998 and 1997 result from the following temporary differences:

                                                    1998              1997
                                                   ---------       ---------
     Net operating loss carryforward benefit       $(492,585)      $(399,441)
     Valuation allowance                             492,585         399,441
                                                   ---------       ---------
     Total deferred tax benefit                    $       -       $       -
                                                   =========       =========


Net Operating Loss Carryforwards - As of December 31, 1998, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $4,198,226, which expire in 2007 through 2018, and net operating loss carryforwards for alternative minimum tax purposes of approximately the same amount which expire in 2007 through 2018. Due to ownership changes, Internal Revenue Code Section 382 will limit future utilization of the net operating loss carryforwards.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

8. COMMITMENTS AND CONTINGENCIES

Lease Commitment - The Company has two leases for office space. One lease has rent of $725 per month through January 31,1998, then converted to a month to month lease until January, 1999 when a new lease was signed for the same monthly amount and expires on February, 2000. The second lease has a rent of $1,889 per month and expires in October, 1999. Rent expense was approximately $35,000 and $33,000 for 1998 and 1997, respectively.

Escrowed Share Agreement - A former director is affiliated with a company that is contending they are legitimate holders in due course of 12,000,000 of the Company's common shares. Wasatch asserted that consideration was never received and, consequently, the shares were cancelled. See Note 6 Capital Structure.

9. SUBSEQUENT EVENTS

Concession and Compromise With Note Holder - In a series of transactions occurring in 1998 and 1999 in which the Company was attempting to raise long-term capital, the Company issued a majority of its voting common stock as collateral for a short-term borrowing arrangement. During the first half of 1999, the Company defaulted on the loan. Negotiations then commenced and the parties reached a compromise and resolution of their differences in March 2000. Under the settlement agreement, the note holder received $214,750 in cash for principal and interest and 2,300,333 shares of common stock and the Company received the return of 23,200,000 shares of its common stock and the extinguishment of $164,972 of debt.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

10. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are as follows:

                                                 December 31,                  From
                                         -----------------------------     Inception To
                                             1998              1997        Dec. 31, 1998
                                         -----------         ---------      -----------
     Officers compensation                 $ 365,605         $ 225,686       $  973,876
     Loss on capital raising venture         500,000             -              500,000
     Professional fees                        70,535            40,021          285,313
     Travel                                    9,127            29,614           73,101
     Telephone                                13,208            14,534           61,076
     Other                                    73,776           197,323          506,695
                                         -----------         ---------      -----------
     Total                               $ 1,032,251         $ 507,178      $ 2,400,061
                                         ===========         =========      ===========