Form 10QSB
period 1999-03-31
WASATCH PHARMACEUTICAL INC
filed 2000-04-18
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class A Common Stock, $.001- 12,840,821 isssued and outstanding as of March 31, 1999 (This amount excludes 44,170 shares paid for but unissued awaiting appropriate issue documentation and excludes 25,765,000 shares issued to secure the Registrant's obligations and subscription receivable for 500,000 shares.)

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

         The unaudited balance sheet of the Registrant as of March 31, 1999, and the related audited balance sheet of the Registrant as of December 31, 1997, the unaudited related statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998 and from inception (September 7, 1989) through March 31, 1999, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

The following financial statements are included in this report:

         Consolidated Balance Sheet as of March 31, 1999 and
           December 31, 1998............................................   F-1

         Consolidated Statements of Operations for the Quarter
           ended March 31, 1999, 1998 and from inception (September
           7, 1989) through March 31, 1999..............................   F-2

         Consolidated  Statements of Changes in Common  Stockholders'
           (Deficit) for the Quarter ended March 31, 1999 and from
           inception (September 7, 1989) through March 31, 1998.........   F-3

         Consolidated Statements of Cash Flows for the Quarter ended
            March 31, 1999, 1998, and from inception (September 7,
            1989) through March 31, 1999................................   F-4

         Notes to the Consolidated Financial Statements.................   F-5

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

         The Company is seeking funding to establish an Internet presence, open additional clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs and supplemented by a physician referral program, revenues could be increased substantially with the infrastructure in place that is operating at 10% to 15% of clinic capacity.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had current assets of $10,866 and current liabilities of $3,357,138, generating a working capital deficit of $3,346,272, which is a 14% increase from December 31, 1998. The increase in the deficit is due to the Company's operating loss of $227,502 for the three-month period ended March 31, 1999. The deficit was financed with new borrowings of $275,185, additional shareholder investment of $7,213 and creditor forbearance of $162,836.

RESULTS OF OPERATIONS

         For the three months ended March 31, 1999, the Company had revenues of $14,238, compared to revenues of $21,076 for the same period of 1998, a decrease of 32%. The Company's operating expenses decreased $998 in the first three months of 1999, as compared to the first three months of 1998. There was not a comparable decrease in expense because the Company maintains a core technical and management staff in anticipation of rapid growth. The Company's corporate expenses increased $4,600 to $84,108 and interest expense increased $56,780 to $92,000. These variations are attributable to the timing of expenditures for fund raising activities and the increasing Company debt. For the first quarter of 1999 the Company had a net loss of $227,502 compared to a loss of $160,287 in the same period of 1998. The Company anticipates that the losses will continue until funding is obtained to implement the Company's business plan.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

         During the first quarter the following common share transactions occurred:

         a.       Issued 30,000common shares to employees as stock bonus.
         b.       Issued  95,000  restricted  common  shares  to  creditors  for extensions.
         c.       Issued  70,000  restricted  common  shares for cash totaling $
                  7,000
         d.       Issued 58,000 shares to creditors for loan fees.
         e. Issued 30,000common shares to creditors as collateral on funds advanced.

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

WASATCH PHARMACEUTICAL, INC.


Dated: April 18, 2000

By: /s/ David K. Giles
    -----------------------
    David K. Giles
    Principal Accounting Officer

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                                          1999               1998
                                                                                        ----------        ----------
                                                                                        (Unaudited)
CURRENT ASSETS
     Cash                                                                               $      230        $    2,589
     Accounts receivable - trade                                                             3,142             7,175
     Inventory                                                                               6,894             7,158
     Prepaid expenses                                                                          600               600
                                                                                        ----------        ----------
Total Current Assets                                                                        10,866            17,522
                                                                                        ----------        ----------
PROPERTY AND EQUIPMENT
     Clinic and office equipment                                                            41,554            41,554
     Less accumulated depreciation                                                         (30,199)          (28,492)
                                                                                        ----------        ----------
        Net Property and Equipment                                                          11,355            13,062
                                                                                        ----------        ----------
OTHER ASSETS                                                                               200,200               200
                                                                                        ----------        ----------
TOTAL ASSETS                                                                            $  222,421        $   30,784
                                                                                        ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                                           $  283,861        $  237,609
     Accrued interest                                                                      426,533           356,260
     Accrued salaries                                                                      361,978           291,114
     Payroll taxes                                                                          86,250            85,136
     Other accrued expenses                                                                 34,961            60,628
     Notes and advances currently due:
        Short-term shareholder advances                                                     25,776            18,157
        Vendors                                                                            112,333           112,333
        Stockholders                                                                     2,025,446         1,783,946
                                                                                        ----------        ----------
Total Liabilities                                                                        3,357,138         2,945,183
                                                                                        ----------        ----------
STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 1,000,000
        shares authorized 49,258 issued and outstanding                                         49                49
     Common stock, $0.001 par value, 50,000,000 shares
        authorized, 39,105,821 shares issued and outstanding                                39,106            38,823
     Additional paid-in capital                                                          1,329,026         1,322,096
     Accumulated development stage deficit                                              (4,452,133)       (4,224,632)
                                                                                        ----------        ----------
                                                                                        (3,083,952)       (2,863,664)

     Less shares issued for future transactions                                            (50,765)          (50,735)
                                                                                        ----------        ----------
Total Stockholders' Deficit                                                             (3,134,717)       (2,914,399)
                                                                                        ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $  222,421        $   30,784
                                                                                        ==========        ==========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (Unaudited)

                                                               For the Quarter Ended
                                                                     March 31,                     From
                                                             --------------------------        Inception To
                                                               1999              1998          Mar. 31, 1999
                                                             ---------        ---------         -----------
REVENUES
     Professional fee income                                   $ 4,281          $ 7,572           $ 218,368
     Product sales                                               9,957           13,504             431,133
                                                             ---------        ---------         -----------
             Total Revenues                                     14,238           21,076             649,501
                                                             ---------        ---------         -----------
OPERATING EXPENSES
     Cost of products sold                                         291            1,423              48,299
     Salaries                                                   36,266           36,809             515,836
     Employee leasing                                                -                -             218,745
     Payroll taxes                                               3,239            3,435              49,557
     Physicians fees                                             7,616           10,200             245,484
     Rent                                                       10,059           11,718             179,992
     Advertising                                                 1,487             (632)            214,039
     Depreciation                                                1,314            1,314              30,570
     Other                                                       5,359            2,362              62,848
                                                             ---------        ---------         -----------

             Total Operating Expenses                           65,631           66,629           1,565,370

GENERAL AND ADMINISTRATIVE EXPENSE                              84,108           79,514           2,484,169

INTEREST                                                        92,000           35,220             642,377
                                                             ---------        ---------         -----------
             Total Expenses                                    241,739          181,363           4,691,916
                                                             ---------        ---------         -----------
LOSS BEFORE DISCONTINUED OPERATIONS AND
     THE PROVISION FOR INCOME TAXES                           (227,502)        (160,287)         (4,042,416)

     LOSS FROM DISCONTINUED OPERATIONS                              -                -             (409,718)
                                                             ---------        ---------         -----------

NET LOSS BEFORE INCOME TAXES                                  (227,502)        (160,287)         (4,452,134)

     PROVISION FOR INCOME TAXES                                     -                -                   -
                                                             ---------        ---------         -----------

NET LOSS                                                    $ (227,502)      $ (160,287)        $(4,452,134)
                                                            ==========       ==========         ===========

     Loss per share before discounted operations            $   (0.017)      $   (0.016)        $   (0.347)
     Loss per share from discounted operation                       -                -                   -
                                                             ---------        ---------         -----------

BASIC LOSS PER COMMON  SHARE                                $   (0.017)      $   (0.016)         $   (0.347)
                                                            ==========       ==========          ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                   13,196,095       10,017,472          12,838,121
                                                            ==========       ==========          ==========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Quarter Ended
                                                                                     March 31,                     From
                                                                            ---------------------------        Inception To
                                                                                1999             1998          Mar. 31, 1999
                                                                            ---------         ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $ (227,502)       $ (160,287)         $ (4,452,134)
     Adjustments to reconcile net (Loss) to net cash
         used by operating activities:
         Depreciation and depletion                                             1,707             1,706                30,199
     Depreciation and losses on fixed asset disposals
         Clinic assets                                                              -                 -                15,234
         Oil and gas assets                                                         -                 -                 4,189
     Loss on disposal of oil and gas properties                                                                       382,933
     Expenses paid with common shares                                                                43                     -
     Increase (decrease) in working capital                                                                                 -
         (Increase) decrease in receivables                                     4,033               305                (3,142)
         (Increase) decrease in related party receivable                            -                 -                     -
         (Increase) decrease in inventory                                         264              (770)               (6,894)
         (Increase) decrease in prepaid expenses                                    -            15,063                  (600)
         Increase (decrease) in accounts payable                               46,252            (5,532)              283,861
         Increase (decrease) in accrued interest                               70,273            32,647               426,533
         Increase (decrease) in other accruals                                 46,311             9,050               483,189
                                                                             --------          --------            ----------
         Net cash used by operating activities                                (58,662)         (107,775)           (2,836,632)
                                                                             --------          --------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                                   -                 -               (27,764)
         (Increase) decrease in other assets                                 (200,000)                -              (200,200)
                                                                             --------          --------            ----------
         Net cash provided (used) by investing activities                    (200,000)                -              (227,964)
                                                                             --------          --------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from borrowings                                             275,185           141,296             2,651,392
         Expenses paid by shareholder                                               -                 -                38,323
         Repayment of loans                                                   (26,065)          (42,572)             (482,856)
         Proceeds from sale of common shares                                    7,113            10,000               517,578
         Capital contributed by shareholder                                                           -               154,800
         Collection of share subscriptions                                          -            16,154               141,726
         Common shares exchanged for debt                                          70                 -                12,388
         Exercised stock options                                                    -                 -               125,250
         Redemption of common shares                                                -                 -               (20,409)
         Cost of raising capital                                                   -                 -                (73,366)
                                                                                   --                --            --------

         Net cash provided used by financing activities                       256,303           124,879             3,064,826
                                                                             --------          --------            ----------
NET INCREASE (DECREASE) IN CASH                                                (2,359)           17,104                   230
     Balance at beginning of period                                             2,589            14,259                     -
                                                                             --------          --------            ----------
     Balance at end of period                                                $    230          $ 31,362            $      230
                                                                             ========          ========            ==========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------
                                   (Unaudited)


                                                 Preferred       Common Stock           Additional      Accumulated        Total
                                                   Stock    ----------------------       Paid - In      Development    Stockholders'
                                                  Amount     Shares        Amount         Capital      Stage Deficit       Equity
                                                 ---------  ----------   ---------      ------------  ---------------    -----------
Balance forward December 31, 1998                  $ 49    38,822,821    $ 38,823       $ 1,322,096    $(4,224,631)    $(2,863,664)

Shares issued in connection with:
      Note extensions                                 -        70,000          70                 -              -              70
      Securities sold for cash                        -        70,000          70             6,930              -           7,000
      Services rendered                               -        83,000          83                 -              -              83
      Employee benefits                                        30,000          30                 -              -              30

Shares issued to potential investor to be used
   as interim loan collateral                         -        30,000          30                 -              -              30

Net loss for the quarter ended March 31, 1999         -             -           -                 -       (227,502)       (227,502)
                                                   ----    ----------    --------       -----------    -----------     -----------
Balance March 31, 1999 of stockholders'
      equity-per committed contracts                 49    39,105,821      39,106         1,329,026     (4,452,133)     (3,083,952)

      Less shares issued for future transactions      -   (26,265,000)    (26,265)          (24,500)             -         (50,765)
                                                   ----    ----------    --------       -----------    -----------     -----------

Net equity March 31, 1999                          $ 49    12,840,821    $ 39,055       $ 1,278,312    $(4,452,133)    $(3,134,717)
                                                   ====    ==========    ========       ===========    ===========     ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 1999
                                   (unaudited)

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

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the first quarter of 1998 have been reclassified to conform to the 1999 presentation.

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative three month periods ended in 1999 and 1998 and from inception through March 31, 1999 are:

                                                            From Inception
                                      First  Quarter           To Mar. 31
                                  ----------------------     -------------
                                       1999       1998             1999
                                  ---------- ------------    -------------
         Officers' compensation     $40,439      $34,242       $1,015,564
         Professional services       35,742       13,289          279,675
         Finders fees                   145        7,250           41,380
         Travel                         569        4,647           73,689
         Telephone                     1241        3,639           62,317
         Insurance                                   455           15,912
         Postage                                     875           15,822
         Payroll tax penalties                         0           36,569
         Other                        6,372       15,119          943,239
                                  ---------- ------------    -------------
         Total                      $84,108      $79,514       $2,484,167
                                  ========== ============    =============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 1999
                                   (unaudited)


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