Form 10QSB
period 1999-06-30
WASATCH PHARMACEUTICAL INC
filed 2000-04-18
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes [] No [X ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class A Common Stock, $.001- 16,265,831 Issued and outstanding as of June 30, 1999 (This amount includes 10,044 shares paid for but unissued awaiting appropriate issue documentation and excludes 25,735,000 shares issued to secure the Registrant's obligations and subscription receivable for 500,000 shares)

                         PART I - FINANCIAL INFORMATION

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

         The unaudited balance sheet of the Registrant as of June 30, 1999, and the related audited balance sheet of the Registrant as of December 31, 1998, the unaudited related statements of operations and cash flows for the three month and six month periods ended June 30, 1999 and 1998 and from inception (September 7, 1989) through June 30, 1999, are attached hereto and incorporated herein by this reference.

Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

The following financial statements are included in this report:

         Consolidated Balance Sheet as of June 30, 1999 and
           December 31, 1998................................................F-1

         Consolidated Statements of Operations for the Six Months
           and Quarter ended June 30, 1999,1998, and from inception
           (September 7, 1989) through June 30, 1999.....................F-2, 3

         Consolidated Statements of Changes in Common Stockholders'
           (Deficit) for the Six Months and Quarter ended June 30,
           1999, 1998 and from inception (September 7, 1989) through
           June 30, 1999....................................................F-4

         Consolidated  Statements  of Cash Flows for the Six Months
           and Quarter ended June 30, 1999,  1998 and from inception
           (September 7, 1989) through June 30, 1999.....................F-5, 6

         Notes to the Consolidated Financial Statements.....................F-7

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

         The Company has proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis. After completing successful clinical studies, prototype clinics were established with the goal of duplicating the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in an Internet network of patients and doctors and through Company clinics across the country. Two prototype treatment clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last five years and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had current assets of $10,047 and current liabilities of $3,290,984, generating a working capital deficit of $3,280,937, which is a 12.1% increase from December 31, 1998. The increase in the deficit is due to the Company's operating loss of $514,797 for the six-month period ended
June 30, 1998. The deficit was financed with new borrowings of $90,659, additional shareholder investment of $150,071 and creditor forbearance of $115,257.

RESULTS OF OPERATIONS

         During the first six months ending June 30, 1999, the Company had revenues of $25,664 compared to $40,651 during the same six months of 1998,a decrease of $ 14,987 or 36.9%. The Company's operating expenses increased by 7.9% or $9,825 in the first six months of 1999, as compared to the same period in 1998.

         General and administrative expenses increased $49,210 from $175,494 in the first six months of 1998.

         Interest expense the first six months of 1999 was $181,366 versus $64,742 in 1998. The increase is attributable to increased indebtedness of $909,000 in the last half of 1998.

For the first half of 1999 the Company had a net loss of $514,797 compared to a net loss of $321,151 in the same period of 1998. The Company anticipates that the losses will continue until funding is obtained which will it to launch its business plan and strategies.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  -  None.

ITEM 2.  CHANGES IN SECURITIES

         During the second quarter the following common share transactions occurred:

         a.       Issued  365,000  restricted  common  shares for cash  totaling
                  $140,000.

         b.       Issued 82,310 restricted common shares for loan fees.
         c.       Issued  2,918,700   restricted  common  shares  for  fees  and
                  commissions in connection with fund raising efforts.
         d.       Issued  5,000  restricted  common  shares  to  cancel  debt of
                  $6,342.47.
         e.       Issued 23,000 restricted common shares to employees as a stock bonus.
         f.       Canceled  30,000  shares that had  previously  been issued for collateral.
         g.       Issued  85,126   restricted  common  shares  in  miscellaneous
                  transactions.

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

              (b) Reports on Form 8-K

         On April 5, 1999 the Company filed a report on Form 8K describing a consulting agreement with The Vector Group for investment banking services whereby they would receive 1.5 million shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.



Dated: April 18, 2000

By: /s/ David K. Giles
    ---------------------
    David K. Giles
    Principal Accounting Officer

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                    ----------------------------------------

                                     ASSETS

                                                                                          1999              1998
                                                                                       -----------       -----------
                                                                                       (Unaudited)
CURRENT ASSETS
     Cash                                                                              $       230       $     2,589
     Accounts receivable - trade                                                             3,492             7,175
     Inventory                                                                               5,725             7,158
     Prepaid expenses                                                                          600               600
                                                                                       -----------       -----------
Total Current Assets                                                                        10,047            17,522
                                                                                       -----------       -----------
PROPERTY AND EQUIPMENT
     Clinic and office equipment                                                            43,038            41,554
     Less accumulated depreciation                                                         (31,977)          (28,492)
                                                                                       -----------       -----------
        Net Property and Equipment                                                          11,060            13,062
                                                                                       -----------       -----------
OTHER ASSETS                                                                                   200               200
                                                                                       -----------       -----------
TOTAL ASSETS                                                                           $    21,307       $    30,784
                                                                                       ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                                            $ 278,837         $ 237,609
     Accrued interest                                                                      447,509           356,260
     Accrued salaries                                                                      430,999           291,114
     Payroll taxes                                                                          94,619            85,136
     Other accrued expenses                                                                 33,925            60,628
     Notes and advances currently due:
        Short-term shareholder advances                                                     27,166            18,157
        Vendors                                                                            112,333           112,333
        Stockholders and others                                                          1,865,597         1,783,946
                                                                                       -----------       -----------
Total Liabilities                                                                        3,290,984         2,945,183
                                                                                       -----------       -----------
STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 1,000,000
        shares authorized 49,258 issued and outstanding                                         49                49
     Common stock, $0.001 par value, 50,000,000 shares
        authorized, 42,500,831 shares issued and outstanding                                42,501            38,823
     Additional paid-in capital                                                          1,477,937         1,322,096
     Accumulated development stage deficit                                              (4,739,429)       (4,224,632)
                                                                                       -----------       -----------
                                                                                        (3,218,941)       (2,863,664)

     Less shares issued for future transactions                                            (50,735)          (50,735)
                                                                                       -----------       -----------
Total Stockholders' Deficit                                                             (3,269,676)       (2,914,399)
                                                                                       -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $    21,307       $    30,784
                                                                                       ===========       ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                              For the Quarter Ended          From Inception
                                                                                     June 30,                  To June 30,
                                                                            --------------------------        ------------
                                                                              1999              1998               1999
                                                                            ---------        ---------        ------------
REVENUES
     Professional fee income                                                  $ 3,661          $ 6,765           $ 222,029
     Product sales                                                              7,766           12,810             438,898
                                                                            ---------        ---------        ------------
             Total Revenues                                                    11,427           19,575             660,927
                                                                            ---------        ---------        ------------
OPERATING EXPENSES
     Cost of products sold                                                      1,319            1,248              49,619
     Salaries                                                                  40,490           37,899             556,325
     Employee leasing                                                               -                -             218,745
     Payroll taxes                                                              3,361            3,100              52,919
     Physicians fees                                                            7,800            9,000             253,284
     Rent                                                                       9,379            5,447             189,371
     Advertising                                                                  299             (543)            214,337
     Depreciation                                                               1,385            1,314              31,956
     Other                                                                      4,727              471              67,574
                                                                            ---------        ---------        ------------

             Total Operating Expenses                                          68,760           57,936           1,634,130
GENERAL AND ADMINISTRATIVE EXPENSE                                            140,597           95,981           2,624,765
INTEREST                                                                       89,366           29,522             731,744
                                                                            ---------        ---------        ------------
             Total Expenses                                                   298,722          183,439           4,990,639
                                                                            ---------        ---------        ------------
LOSS BEFORE DISCONTINUED OPERATIONS AND
     THE PROVISION FOR INCOME TAXES                                          (287,296)        (163,864)         (4,329,712)

     LOSS FROM DISCONTINUED OPERATIONS                                              -                -            (409,718)
                                                                            ---------        ---------        ------------

NET LOSS BEFORE INCOME TAXES                                                 (287,296)        (163,864)         (4,739,430)

     PROVISION FOR INCOME TAXES                                                    -                -                   -
                                                                            ---------        ---------        ------------

NET LOSS                                                                    $(287,296)       $(163,864)       $ (4,739,430)
                                                                            =========        =========        ============

     Loss per share before discounted operations                             $ (0.015)        $ (0.018)           $ (0.334)
     Loss per share from discounted operation                                       -                -              (0.032)
                                                                            ---------        ---------        ------------

BASIC LOSS PER COMMON  SHARE                                                 $ (0.015)        $ (0.018)           $ (0.366)
                                                                            =========        =========        ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                  19,484,466        8,863,734          12,955,331
                                                                           ==========        =========        ============

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                             For the Six Months Ended        From Inception
                                                                                     June 30,                  To June 30,
                                                                            --------------------------        ------------
                                                                              1999              1998               1999
                                                                            ---------        ---------        ------------
REVENUES
     Professional fee income                                                  $ 7,942         $ 14,337           $ 222,029
     Product sales                                                             17,722           26,314             438,898
                                                                           ----------        ---------        ------------
             Total Revenues                                                    25,664           40,651             660,927
                                                                           ----------        ---------        ------------
OPERATING EXPENSES
     Cost of products sold                                                      1,610            2,670              49,619
     Salaries                                                                  76,755           74,708             556,325
     Employee leasing                                                               -                -             218,745
     Payroll taxes                                                              6,600            6,535              52,919
     Physicians fees                                                           15,416           19,200             253,284
     Rent                                                                      19,438           17,165             189,371
     Advertising                                                                1,785           (1,176)            214,337
     Depreciation                                                               2,700            2,629              31,956
     Other                                                                     10,085            2,835              67,574
                                                                           ----------        ---------        ------------
             Total Operating Expenses                                         134,391          124,566           1,634,130

GENERAL AND ADMINISTRATIVE EXPENSE                                            224,704          175,494           2,624,765
INTEREST                                                                      181,366           64,742             731,744
                                                                           ----------        ---------        ------------
              Total Expenses                                                  540,461          364,802           4,990,639
                                                                           ----------        ---------        ------------
LOSS BEFORE DISCONTINUED OPERATIONS AND
     THE PROVISION FOR INCOME TAXES                                          (514,797)        (324,151)         (4,329,712)

     LOSS FROM DISCONTINUED OPERATIONS                                             -                -             (409,718)
                                                                           ----------        ---------        ------------

NET LOSS BEFORE INCOME TAXES                                                 (514,797)        (324,151)         (4,739,430)

     PROVISION FOR INCOME TAXES                                                    -                -                   -
                                                                           ----------        ---------        ------------

NET LOSS                                                                   $ (514,797)       $(324,151)       $ (4,739,430)
                                                                           ==========        =========        ============

     Loss per share before discounted operations                           $   (0.034)       $  (0.034)       $     (0.334)
     Loss per share from discounted operation                                       -                -              (0.032)
                                                                           ----------        ---------        ------------

BASIC LOSS PER COMMON  SHARE                                               $   (0.034)       $  (0.034)       $     (0.366)
                                                                           ==========        =========        ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                  15,336,347        9,464,303          12,955,331
                                                                          ===========        =========          ==========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------
                                   (Unaudited)

                                                 Preferred       Common Stock           Additional      Accumulated        Total
                                                   Stock    ----------------------       Paid - In      Development    Stockholders'
                                                  Amount     Shares        Amount         Capital      Stage Deficit       Equity
                                                 ---------  ----------   ---------      ------------  ---------------    -----------
Balance forward December 31, 1998                  $ 49    38,822,821    $ 38,823       $ 1,322,096   $ (4,224,631)    $(2,863,664)

Shares issued in connection with:
  Note extensions                                     -        70,000          70                 -              -              70
  Securities sold for cash                            -        70,000          70             6,930              -           7,000
  Services rendered                                   -        83,000          83                 -              -              83
  Employee benefits                                            30,000          30                 -              -              30

Shares issued to potential investor to be used
  as interim loan collateral                          -        30,000         30                  -              -              30

Net loss for the quarter ended March 31, 1999         -             -           -                 -       (227,502)       (227,502)
                                                   ----    ----------    --------       -----------   ------------     -----------

Balance March 31, 1999 of stockholders'
  equity-per committed contracts                     49    39,105,821      39,106         1,329,026     (4,452,133)     (3,083,952)

Shares issued in connection with:
  Loan extensions                                              62,314          62             2,990                          3,052
  Securities sold for cash                                    400,000         400           139,600                        140,000
  Services rendered                                         2,957,696       2,958                 -                          2,958
  Retirement of debt and interest                               5,000           5             6,337                          6,342
Cost of Raising Funds                                                                           (16)                           (16)
Shares return by potential investor                           (30,000)        (30)                                             (30)
Net loss for the quarter ended June, 1999             -             -           -                 -       (287,296)       (287,296)
                                                   ----    ----------    --------       -----------   ------------     -----------
Balance June 30, 1999 of stockholders'
  equity-per committed contracts                     49    42,500,831      42,501         1,477,937     (4,739,428)     (3,218,941)

Shares issued for future transactions                 -   (26,235,000)        (51)          (50,684)             -         (50,735)
                                                   ----    ----------    --------       -----------   ------------     -----------
Net equity June 30, 1999                           $ 49    16,265,831    $ 42,450       $ 1,427,253   $ (4,739,428)    $(3,269,676)
                                                   ====    ==========    ========       ===========   ============     ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Six Months Ended        From Inception
                                                                                     June 30,                  To June 30,
                                                                            --------------------------        ------------
                                                                              1999              1998               1999
                                                                            ---------        ---------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $ (514,797)      $ (324,151)       $ (4,739,429)
     Adjustments to reconcile net (Loss) to net cash
         used by operating activities:

         Depreciation and depletion                                             3,485            3,415              31,977
     Depreciation and losses on fixed asset disposals

         Clinic assets                                                              -            (5,413)            15,234
         Oil and gas assets                                                         -                -               4,189
     Loss on disposal of oil and gas properties                                                      -             382,933
     Expenses paid with common shares                                                             1,150
     Increase (decrease) in working capital                                                                                     -
         (Increase) decrease in receivables                                     3,683            6,936              (3,492)
         (Increase) decrease in related party receivable                            0                -                         -
         (Increase) decrease in inventory                                       1,433              434              (5,725)
         (Increase) decrease in prepaid expenses                                    -           15,063                (600)
         Increase (decrease) in accounts payable                               41,228              794             278,837
         Increase (decrease) in accrued interest                               91,249           64,367             447,509
         Increase (decrease) in other accruals                                122,665           21,265             559,543
                                                                             --------          --------          ---------
         Net cash used by operating activities                               (251,054)        (216,140)         (3,029,024)
                                                                             --------          --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                              (1,484)               -             (29,248)
         (Increase) decrease in other assets                                        -             (200)               (200)
                                                                             --------          --------          ---------
         Net cash provided (used) by investing activities                      (1,484)            (200)            (29,448)
                                                                             --------          --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from borrowings                                              90,659          216,644           2,466,866
         Expenses paid by shareholder                                               -                -              38,323
         Repayment of loans                                                         -          (75,786)           (456,791)
         Proceeds from sale of common shares                                  150,071           10,000             660,536
         Capital contributed by shareholder                                         -                -             154,800
         Collection of share subscriptions                                          -           51,453             141,726
         Common shares exchanged for debt                                       9,464                -              21,782
         Exercised stock options                                                    -                -             125,250
         Redemption of common shares                                                -                -             (20,409)
         Cost of raising capital                                                  (16)              -              (73,382)
                                                                             --------          --------          ---------
         Net cash provided used by financing activities                       250,178          202,311           3,058,701
                                                                             --------          --------          ---------
NET INCREASE (DECREASE) IN CASH                                                (2,359)         (14,029)                230
     Balance at beginning of period                                             2,589           14,259                   -
                                                                             --------          --------          ---------
     Balance at end of period                                                $    230          $   230           $     230
                                                                             ========          ========          =========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Quarter Ended
                                                                                     June 30,                      From
                                                                             -------------------------         Inception To
                                                                               1999             1998          Jun. 30, 1999
                                                                             --------         --------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $ (287,296)      $ (163,864)       $ (4,739,429)
     Adjustments to reconcile net (Loss) to net cash
         used by operating activities:
         Depreciation and depletion                                             1,778            1,709              31,977
     Depreciation and losses on fixed asset disposals
         Clinic assets                                                              -           (5,413)             15,234
         Oil and gas assets                                                         -                -               4,189
     Loss on disposal of oil and gas properties                                     -                -             382,933
     Expenses paid with common shares                                               -            1,107
     Increase (decrease) in working capital
         (Increase) decrease in receivables                                      (350)           6,631              (3,492)
         (Increase) decrease in related party receivable                            -                -                         -
         (Increase) decrease in inventory                                       1,169            1,204              (5,725)
         (Increase) decrease in prepaid expenses                                    -                -                (600)
         Increase (decrease) in accounts payable                               (5,024)           6,326             278,837
         Increase (decrease) in accrued interest                               20,976           31,720             447,509
         Increase (decrease) in other accruals                                 76,354           12,215             559,543
                                                                             --------         --------          ----------
         Net cash used by operating activities                               (192,392)        (108,365)         (3,029,024)
                                                                             --------         --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                              (1,484)               -             (29,248)
         (Increase) decrease in other assets                                  200,000             (200)               (200)
                                                                             --------         --------          ----------
         Net cash provided (used) by investing activities                     198,516             (200)            (29,448)
                                                                             --------         --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from borrowings                                            (184,526)          75,348           2,466,866
         Expenses paid by shareholder                                               -                               38,323
         Repayment of loans                                                    26,065          (33,214)           (456,791)
         Proceeds from sale of common shares                                  142,958                              660,536
         Capital contributed by shareholder                                         -                              154,800
         Collection of share subscriptions                                          -           35,299             141,726
         Common shares exchanged for debt                                       9,394                               21,782
         Exercised stock options                                                    -                -             125,250
         Redemption of common shares                                                -                              (20,409)
         Cost of raising capital                                                  (16)               -             (73,382)
                                                                             --------         --------          ----------
         Net cash provided used by financing activities                        (6,125)          77,433           3,058,701
                                                                             --------         --------          ----------
NET INCREASE (DECREASE) IN CASH                                                    (0)         (31,132)                230
     Balance at beginning of period                                               230           31,362                   -
                                                                             --------         --------          ----------
     Balance at end of period                                                $    230         $    230          $      230
                                                                             ========         ========          ==========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                        (A Development Stage Registrant)
                 Notes to the Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

         In third quarter of 1997, Wasatch called upon the oil and gas property developer to demonstrate its ability to meet commitments under the acquisition agreement. The developer acknowledged that they were unable to meet the contractual commitments. .In November 1997, the Wasatch Board of Directors authorized management to exchange the Company's West Virginia oil and gas properties for the common shares issued by Wasatch. Negotiations commenced and an acceptable solution was reached in February 1998. Under the agreed upon exchange arrangement, Wasatch would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the original shares issued and a release from all obligations associated with the oil and gas operations. In addition, Wasatch agreed to forgive a $520,390 debt owed it for the purchase of common stock by an affiliate of the developer.

                          WASATCH PHARMACEUTICAL, INC.
                        (A Development Stage Registrant)
                 Notes to the Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the second quarter and first six months of 1997 have been reclassified to conform to the 1998 presentation.

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative calendar six month and three month periods ended and from inception through June 30, 1998 are:

                                           SIX MONTHS            THREE MONTHS ENDED        INCEPTION
                                         ENDED JUNE 30,               JUNE 30,            TO JUNE 30,
                                       1999          1998         1999         1998           1999
                                   -------------- ------------ ------------ ----------- -----------------
      Officer's compensation           $ 114,518     $ 70.777     $ 74,479    $ 36,535       $ 1,090,043
      Legal and accounting                96,807       25,609       61,065      12,231           340,740
      Finders fee                            197       15,011           52       7,761            85,189
      Travel                               1,252        6.271          683       1,625            74,373
      Telephone                            3,169        6,465        1,928       2,826            64,245
      Insurance                                           716                      261            15,912
      Postage                                           1.812                      937            15,822
      Payroll tax penalties                                 0                        0            36,569
      Other                                8,761       28,834        2,389       6,465           901,872
                                   -------------- ------------ ------------ ----------- -----------------
                                       $ 224,704    $ 155,498    $ 140,597   $ 155,498       $ 2,624,764
                                   ============== ============ ============ =========== =================

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