Form 10QSB
period 1999-09-30
WASATCH PHARMACEUTICAL INC
filed 2000-04-18
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO  CORPORATE   ISSUERS:  -  Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class A Common Stock, $.001 - 16,844,535 issued and outstanding as of September 30, 1999.

(This amount includes 10,044 shares paid for but unissued awaiting appropriate issue documentation and excludes 26,235,000 shares issued to secure the Registrant's obligations and subscription receivable for 500,000 shares)

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

         The unaudited balance sheet of the Registrant as of September 30, 1999, and the related audited balance sheet of the Registrant as of December 31, 1998, the unaudited related statements of operations and cash flows for the three month and nine month periods ended September 30, 1999 and 1998 and from inception (September 7, 1989) through September 30, 1999, are attached hereto and incorporated herein by this reference.

         Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

The following financial statements are included in this report:

         Consolidated Balance Sheet as of September 30, 1999 and
           December 31, 1998...............................................F-1

         Consolidated  Statements of Operations for the Nine Months
           and Quarter ended September 30, 1999,1998, and from
           inception (September 7, 1989) through September 30, 1999.....F-2, 3

         Consolidated  Statements of Changes in Common  Stockholders'
           (Deficit) for the Nine Months and Quarter ended September
           30, 1999, 1998 and from inception (September 7, 1989)
           through September 30, 1999......................................F-4

         Consolidated Statements of Cash Flows for the Nine Months
           and Quarter ended September 30, 1999, 1998 and from
           inception (September 7, 1989) through September 30, 1999.....F-5, 6

         Notes to the Consolidated Financial Statements..................F-7,8

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

         The Company has proprietary technology for the treatment of various common skin disorders, including acne, eczema, and psoriasis. After completing successful clinical studies, prototype clinics were established with the goal of duplicating the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in a network of Company clinics across the country. Two prototype treatment clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last five years and has set up the business and administrative procedures for clinic operations, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

         To this date, the Company has not had the resources to fully implement its plan for the development and expansion of its clinic operation. Due to the lack of working capital, the Company's financial statements contain a "going concern" disclosure, which places into question the Company's ability to continue without substantial increases in revenues or additional long-term financing.

         The Company is seeking funding to open additional clinics in major metropolitan areas, to launch its treatment process and products over the Internet and to commence a major advertising and marketing campaign to support each of its business units. Management feels that through advertising, working with health insurance companies and HMOs and supplemented by a physician referral program, revenues could be increased substantially thereby improving the 10% to 15% of clinic capacity currently being experienced.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had current assets of $7,796 and current liabilities of $3,506,122; generating a working capital deficit of $3,498,326. Which is a 25% increase from December 31, 1998. The increase in the deficit is due primarily to the Company's (i) operating loss ($799,000) and (ii) the unsuccessful pursuit of infusion capital ( $350,000) and (iii) the interest to service existing debt ($264,000).

RESULTS OF OPERATIONS

         During the first nine months ending September 30, 1999, the Company revenues remained minimal as the clinics continued to emphasize skill maintenance and training. At the current level of business, less than 10% of capacity, it will be very difficult to maintain skill levels and retain important staff personnel. Over the last three years, revenues have decreased 33% annually and expenses have increased 3% to 6%.

         The Company's operating expenses increased by 10,7% or $20,348 in the first nine months of 1999, as compared to the same period in 1998. This was driven by an increase in salaries and other semi-fixed clinic costs. G & A costs increased 46% when you compare the nine months of 1999 to the nine months of 1998. The principal increases were officers compensation ($82,000) and professional services ($79,500). The officers salaries increase reflects the new Company policy of accruing the full amount authorized as compensation for the period and not just the smaller amounts actually paid. The increases in professional services of $79,500 are attributable to outside counsel's preparation for the pending litigation with Lindbergh-Hammar and legal costs associated with the Berkshire-Halifax matter.

         Interest expense for the first nine months increased to $264,300in 1999 versus $177,906 in 1998. This increase reflects the Company's continued dependency on debt financing as a vehicle for funding operations. During the comparative nine months ending in September of 1999 and 1998, the net debt increase was $264,000 and $773,000, respectively.

         For the first three quarters of 1999 the Company had a net loss of $799,349 compared to a net loss of $556,844 in the same period of 1998. To summarize previously discussed factors, the lack of fundamental operational funding prohibits the Company from building its revenue base sufficiently to support its continuing operation. The Company anticipates that the losses will continue until funding is obtained which will be used to launch the major elements of the business plan.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES
         During the third quarter the following common share transactions occurred:

         a. Issued 127,000 restricted common shares were issued to consultants for services rendered.
         b. Issued 2,500 restricted common shares to creditors for extensions of due dates.
         c. Issued 176,900 restricted common shares for cash consideration totaling $18,845
         d. Issued 272,304 restricted common shares for debt and interest totaling $56,627.
         e. Issued 500,000 restricted common shares as interim loan collateral to be returned at debt satisfaction.

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

         (a)  Exhibits.
                  Exhibit
                  Number :   Exhibit

                  27 Financial Data Schedule (included only in the electronic filing of this document).

         (b)  Reports on Form 8-K

                       None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

WASATCH PHARMACEUTICAL, INC.



Dated: April 15,  2000

By: /s/ David K. Giles
    ----------------------
    David K. Giles
    Principal Accounting Officer

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                    ----------------------------------------

                                     ASSETS

                                                                                        1999               1998
                                                                                     -----------       -----------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash                                                                            $         -       $     2,589
     Accounts receivable - trade                                                           2,364             7,175
     Inventory                                                                             4,832             7,158
     Prepaid expenses                                                                        600               600
                                                                                     -----------       -----------
Total Current Assets                                                                       7,796            17,522
                                                                                     -----------       -----------
PROPERTY AND EQUIPMENT
     Clinic and office equipment                                                          43,038            41,554
     Less accumulated depreciation                                                       (33,539)          (28,492)
                                                                                     -----------       -----------
        Net Property and Equipment                                                         9,499            13,062
                                                                                     -----------       -----------
OTHER ASSETS                                                                              10,200               200
                                                                                     -----------       -----------
TOTAL ASSETS                                                                         $    27,495       $    30,784
                                                                                     ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                                        $   224,657       $   237,609
     Accrued interest                                                                    476,571           356,260
     Accrued salaries                                                                    489,331           291,114
     Payroll taxes                                                                       102,331            85,136
     Other accrued expenses                                                               34,370            60,628
     Notes and advances currently due:
        Short-term shareholder advances                                                   92,840            18,157
        Vendors                                                                          112,333           112,333
        Stockholders and others                                                        1,973,689         1,783,946
                                                                                     -----------       -----------
Total Liabilities                                                                      3,506,122         2,945,183
                                                                                     -----------       -----------

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 1,000,000
        shares authorized 49,258 issued and outstanding                                       49                49
     Common stock, $0.001 par value, 50,000,000 shares
        authorized, 43,579,535 shares issued and outstanding                              43,580            38,823
     Additional paid-in capital                                                        1,552,961         1,322,096
     Accumulated development stage deficit                                            (5,023,981)       (4,224,632)
                                                                                     -----------       -----------
                                                                                      (3,427,392)       (2,863,664)

     Less shares issued for collateral or notes receivable                               (51,235)          (50,735)
                                                                                     -----------       -----------
Total Stockholders' Deficit                                                           (3,478,627)       (2,914,399)
                                                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $    27,495       $    30,784
                                                                                     ===========       ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   For the Quarter Ended
                                                                        September 30            From Inception
                                                                  ----------------------------  To September 30,
                                                                     1999               1998           1999
                                                                  ----------         ---------     ------------
REVENUES
    Professional fee income                                       $    4,300         $   6,710     $    226,329
    Product sales                                                      7,070            11,676          445,968
                                                                  ----------         ---------     ------------
            Total Revenues                                            11,370            18,386          672,297
                                                                  ----------         ---------     ------------

OPERATING EXPENSES
    Cost of products sold                                                993               930           50,611
    Salaries                                                          46,081            40,047          602,406
    Employee leasing                                                       -                 -          218,745
    Payroll taxes                                                      3,710             3,395           56,628
    Physicians fees                                                    9,175            11,400          262,460
    Rent                                                               8,444             8,317          197,815
    Advertising                                                          250             1,056          214,587
    Depreciation                                                       1,281             1,314           33,237
    Other                                                              6,917              (132)          74,491
                                                                  ----------         ---------     ------------
            Total Operating Expenses                                  76,851            66,327        1,710,980

GENERAL AND ADMINISTRATIVE EXPENSE                                   136,136            71,588        2,760,901
INTEREST                                                              82,936           113,164          814,679
                                                                  ----------         ---------     ------------
            Total Expenses                                           295,922           251,079        5,286,560
                                                                    --------          --------       ---------

LOSS BEFORE DISCONTINUED OPERATIONS AND
    THE PROVISION FOR INCOME TAXES                                  (284,552)         (232,693)      (4,614,263)

    LOSS FROM DISCONTINUED OPERATIONS                                      -                 -         (409,718)
                                                                  ----------         ---------     ------------

NET LOSS BEFORE INCOME TAXES                                        (284,552)         (232,693)      (5,023,981)

    PROVISION FOR INCOME TAXES                                             -                 -                -
                                                                  ----------         ---------     ------------

NET LOSS                                                          $ (284,552)       $ (232,693)    $ (5,023,981)
                                                                  ==========        ==========     ============

    Loss per share before discounted operations                   $   (0.007)       $   (0.012)    $     (0.352)
    Loss per share from discounted operation                              -                 -            (0.031)
                                                                  ----------         ---------     ------------

BASIC LOSS PER COMMON  SHARE                                      $   (0.007)       $   (0.012)    $     (0.383)
                                                                  ==========        ==========     ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         19,031,828        19,347,819       13,107,518
                                                                  ==========        ==========     ============

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    For the Nine Months Ended
                                                                          September 30,          From Inception
                                                                  ----------------------------   To September 30,
                                                                      1999             1998            1999
                                                                  ----------         ---------     ------------
REVENUES
     Professional fee income                                      $   12,242         $  21,047     $    226,329
     Product sales                                                    24,792            37,990          445,968
                                                                  ----------         ---------     ------------
             Total Revenues                                           37,034            59,037          672,297
                                                                  ----------         ---------     ------------
OPERATING EXPENSES
     Cost of products sold                                             2,603             3,600           50,611
     Salaries                                                        122,836           114,755          602,406
     Employee leasing                                                      -                 -          218,745
     Payroll taxes                                                    10,310             9,930           56,628
     Physicians fees                                                  24,592            30,600          262,460
     Rent                                                             27,882            25,482          197,815
     Advertising                                                       2,035              (120)         214,587
     Depreciation                                                      3,981             3,943           33,237
     Other                                                            17,002             2,703           74,491
                                                                  ----------         ---------     ------------
             Total Operating Expenses                                211,241           190,893        1,710,980

GENERAL AND ADMINISTRATIVE EXPENSE                                   360,840           247,082        2,760,901
INTEREST                                                             264,302           177,906          814,679
                                                                  ----------         ---------     ------------
             Total Expenses                                          836,383           615,881        5,286,560
                                                                  ----------         ---------     ------------

LOSS BEFORE DISCONTINUED OPERATIONS AND
     THE PROVISION FOR INCOME TAXES                                 (799,349)         (556,844)      (4,614,263)

     LOSS FROM DISCONTINUED OPERATIONS                                     -                 -         (409,718)
                                                                  ----------         ---------     ------------

NET LOSS BEFORE INCOME TAXES                                        (799,349)         (556,844)      (5,023,981)

     PROVISION FOR INCOME TAXES                                           -                  -                -
                                                                  ----------         ---------     ------------

NET LOSS                                                          $ (799,349)       $ (556,844)    $ (5,023,981)
                                                                  ==========        ==========     ============

     Loss per share before discounted operations                  $   (0.019)       $   (0.058)    $     (0.352)
     Loss per share from discounted operation                             -                  -          (0.0313)
                                                                  ----------         ---------     ------------

BASIC LOSS PER COMMON  SHARE                                      $   (0.019)       $   (0.058)    $     (0.383)
                                                                  ==========        ==========     ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         16,582,627         9,629,382       13,107,518
                                                                  ==========        ==========     ============

 The accompanying footnotes are an integral part of this financial information


                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------
                                   (Unaudited)

                                                 Preferred       Common Stock           Additional      Accumulated        Total
                                                   Stock    ----------------------       Paid - In      Development    Stockholders'
                                                  Amount     Shares        Amount         Capital      Stage Deficit       Equity
                                                 ---------  ----------   ---------      ------------  ---------------    -----------
Balance forward December 31, 1998                  $ 49    38,822,821    $ 38,823       $ 1,322,096    $ (4,224,631)    $(2,863,664)
Shares issued in connection with:
     Note extensions                                  -        70,000          70                 -              -              70
     Securities sold for cash                         -        70,000          70             6,930              -           7,000
     Services rendered                                -        83,000          83                 -              -              83
     Employee benefits                                         30,000          30                 -              -              30
Shares issued to potential investor to be used
   as interim loan collateral                         -        30,000          30                 -              -              30
Net loss for the quarter ended March 31, 1999         -             -           -                 -       (227,502)       (227,502)
                                                     --    ----------      ------         ---------     ----------      ----------
Balance March 31, 1999 of stockholders'
     equity-per committed contracts                  49    39,105,821      39,106         1,329,026     (4,452,133)     (3,083,952)
Shares issued in connection with:
     Loan extensions                                           62,314       62.31             2,990                          3,052
     Securities sold for cash                                 400,000         400           139,600                        140,000
     Services rendered                                      2,957,696       2,958                 -                          2,958
     Retirement of debt and interest                            5,000           5             6,337                          6,342
Cost of Raising Funds                                                                           (16)                           (16)
Shares return by potential investor                           (30,000)        (30)                                            (30)
Net loss for the quarter ended June, 1999             -             -           -                 -       (287,296)       (287,296)
                                                     --    ----------      ------         ---------     ----------      ----------
Balance June 30, 1999 of stockholders'
     equity-per committed contracts                  49    42,500,831      42,501         1,477,937     (4,739,428) ... (3,218,941)

Shares issued in connection with:

     Loan extensions                                            2,500           3                                                3
     Securities sold for cash                                 176,900         177            18,668                         18,845
     Services rendered                                        127,000         127                                              127
     Retirement of debt and interest                          272,304         272            56,355                         56,627

Shares issued to potential investor to be used
   as interim loan collateral                                 500,000         500                                              500
Net loss for the quarter
       ended September 30, 1999                       -             -           -                 -       (284,552)       (284,552)
                                                     --    ----------      ------         ---------     ----------      ----------
Balance September 30, 1999 of stockholders'
     equity-per committed contracts                  49    43,579,535      43,580         1,552,960     (5,023,981)     (3,427,392)

     Less: unfunded common shares issued              -   (26,735,000)        (51)          (51,184)             -         (51,235)
                                                     --    ----------      ------         ---------     ----------      ----------

Net Equity September 30, 1999                      $ 49    16,844,535    $ 43,529       $ 1,501,776   $ (5,023,981)    $(3,478,627)
                                                   ====    ==========    ========       ===========   ============     ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                                            For the Quarter Ended
                                                                                 September 30                     From
                                                                          ----------------------------         Inception To
                                                                            1999               1998           Sept. 30, 1999
                                                                          ---------          ---------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                           (284,552)          (232,693)        $ (5,023,981)
     Adjustments to reconcile net (Loss) to net cash
        used by operating activities:

        Depreciation and depletion                                            1,562              1,707               33,539
     Depreciation and losses on fixed asset disposals

        Clinic assets                                                                                -               15,234
        Oil and gas assets                                                                                            4,189
     Loss on disposal of oil and gas properties                                                                     382,933
     Expenses paid with common shares                                                            1,054                    -
     Increase (decrease) in working capital
        (Increase) decrease in receivables                                    1,128             (7,778)              (2,364)
        (Increase) decrease in related party receivable                                                                   -
        (Increase) decrease in inventory                                        893                (12)              (4,832)
        (Increase) decrease in prepaid expenses                                                 (5,269)                (600)
        Increase (decrease) in accounts payable                             (54,180)            (4,087)             224,657
        Increase (decrease) in accrued interest                              29,062             33,254              476,571
        Increase (decrease) in other accruals                                66,489             10,729              626,032
                                                                          ---------          ---------          -----------
        Net cash used by operating activities                              (239,598)          (203,095)          (3,268,623)
                                                                          ---------          ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of fixed assets                                                  -                  -               (29,248)
        Investment in Beehive Project                                                          (500,000)                        -
        (Increase) decrease in other assets                                 (10,000)              211              (10,200)
                                                                          ---------          ---------          -----------
        Net cash provided (used) by investing activities                    (10,000)          (499,789)            (39,448)
                                                                          ---------          ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from borrowings                                            173,767            843,216           2,640,633
        Expenses paid by shareholder                                              -                  -                38,323
        Repayment of loans                                                                    (200,616)            (456,791)
        Proceeds from sale of common shares                                  18,972            145,000              679,508
        Capital contributed by shareholder                                        -                  -              154,800
        Collection of share subscriptions                                         -                  -              141,726
        Common shares exchanged for debt                                     56,630                  -               78,412
        Exercised stock options                                                   -                  -              125,250
        Redemption of common shares                                               -                  -              (20,409)
        Cost of raising capital                                                   -                  -              (73,382)
                                                                          ---------          ---------          -----------
        Net cash provided used by financing activities                      249,369            787,600            3,308,070
                                                                          ---------          ---------          -----------
NET INCREASE (DECREASE) IN CASH                                                (230)            84,717                    0
     Balance at beginning of period                                             230                230                    -
                                                                          ---------          ---------          -----------
     Balance at end of period                                             $       0          $  84,947          $         0
                                                                          =========          =========          ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           For the Nine Months Ended
                                                                                  September 30,                  From
                                                                          ----------------------------        Inception To
                                                                            1999               1998          Sept. 30, 1999
                                                                          ---------          ---------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                         $(799,349)         $(556,844)         $(5,023,981)
     Adjustments to reconcile net (Loss) to net cash
         used by operating activities:

         Depreciation and depletion                                           5,047              5,122               33,539
     Depreciation and losses on fixed asset disposals

         Clinic assets                                                            -             (5,413)              15,234
         Oil and gas assets                                                       -                  -                4,189
     Loss on disposal of oil and gas properties                                   -                  -              382,933
     Expenses paid with common shares                                             -              2,204                    -
     Increase (decrease) in working capital
         (Increase) decrease in receivables                                   4,811               (842)              (2,364)
         (Increase) decrease in related party receivable                          -                  -                    -
         (Increase) decrease in inventory                                     2,326                422               (4,832)
         (Increase) decrease in prepaid expenses                                  -              9,794                 (600)
         Increase (decrease) in accounts payable                            (12,952)            (3,293)             224,657
         Increase (decrease) in accrued interest                            120,311             97,621              476,571
         Increase (decrease) in other accruals                              189,154             31,994              626,032
                                                                          ---------          ---------          -----------
         Net cash used by operating activities                             (490,653)          (419,235)          (3,268,623)
                                                                          ---------          ---------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                            (1,484)                 -             (29,248)
         Investment in Beehive Project                                                        (500,000)                   -
         (Increase) decrease in other assets                                (10,000)                11              (10,200)
                                                                          ---------          ---------          -----------
         Net cash provided (used) by investing activities                   (11,484)          (499,989)             (39,448)
                                                                          ---------          ---------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from borrowings                                           264,426          1,059,860            2,640,633
         Expenses paid by shareholder                                             -                  -               38,323
         Repayment of loans                                                       -           (276,402)            (456,791)
         Proceeds from sale of common shares                                169,043            155,000              679,508
         Capital contributed by shareholder                                       -                  -              154,800
         Collection of share subscriptions                                        -             51,454              141,726
         Common shares exchanged for debt                                    66,094                  -               78,412
         Exercised stock options                                                  -                  -              125,250
         Redemption of common shares                                              -                  -              (20,409)
         Cost of raising capital                                                (16)                 -              (73,382)
                                                                          ---------          ---------          -----------
         Net cash provided used by financing activities                     499,547            989,912            3,308,070
                                                                          ---------          ---------          -----------
NET INCREASE (DECREASE) IN CASH                                              (2,589)            70,688                    0
     Balance at beginning of period                                           2,589             14,259                    -
                                                                          ---------          ---------          -----------
     Balance at end of period                                             $       0          $  84,947          $         0
                                                                          =========          =========          ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)

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

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the third quarter and the first nine months of 1997 have been reclassified to conform to the 1998 presentation and the discontinued oil and gas operations.

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative calendar nine and three-month periods of 1998 and 1997 and from inception through September 30, 1998 are as follows:

                                           Nine Months                   Three Months          Inception to
                                       1999           1998            1999           1998      Sept., 1998
                                       ----           ----            ----           ----      -----------
   Officer's Compensation               $193,603       $112,807          $79,085      $15,930    $1,169,128
   Profession  Services                  109,500         29,009           12,693        3,400       353,433
   Funding Fees                           18,877         47,080              205       47,080        67,640
   Fund Raising                           40,903         16,045           40,903            -        58,657
   Travel                                  2,815          7,666            1,563        1,394        75,935
   Telephone                               5,113         10,164            1,944        3.699        66,189
   Insurance                                                773                            57        15,912
   Postage                                                1,851                            39        15,822
   Payroll Tax                                             (25)                          (25)        16,408
   Debt Extinguishment Gain             (13,098)                        (13,098)                   (13,098)
   Other                                   3,127         21,700           12,842           14       914,713
                                        --------      ---------         --------     --------    ----------
                                        $360,840      $ 247,082         $136,136     $ 71,588    $2,760,899
                                        ========      =========         ========     ========    ==========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)

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

NOTE 5 - COMMON STOCK

         During the third quarter of 1998, the following common share and common share option transactions occurred (See the 10Q's for the quarters ended March 31 and June 30, 1998 for transactions occurring during those periods):

         a. Issued 127,000 restricted common shares were issued to consultants for services rendered.
         b. Issued 2,500 restricted common shares to creditors for extensions of due dates.
         c. Issued 176,900 restricted common shares for cash consideration totaling $18,845
         d. Issued 272,304 restricted common shares for the Extinguishment of debt.
         e. Issued 500,000 restricted common shares as interim loan collateral to be returned at debt satisfaction.