Form 10KSB
period 1999-12-31
WASATCH PHARMACEUTICAL INC
filed 2000-04-19
CIK 37848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

(Mark One)

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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

                        (1)Yes [X]No [ ] (2)Yes [x]No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in

Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ] State issuer's revenues for its most recent fiscal year: $44,619

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

                                      NONE

                                    TABLE OF
                                    CONTENTS

PART I                                                               Page

ITEM 1.  DESCRIPTION OF BUSINESS....................................   4

ITEM 2.  DESCRIPTION OF PROPERTY....................................   8

ITEM 3.  LEGAL PROCEEDINGS..........................................   8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   8

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...   9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..  11

ITEM 7.  FINANCIAL STATEMENTS.......................................  19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE......................  19

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT......................................................  20

ITEM 10. EXECUTIVE COMPENSATION.....................................  21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...........................................  23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  24

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.....  27

PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

         This form 10KSB for fiscal year ended December 31, 1999 is being filed on April 18, 2000, and should be read in conjunction with the Company's periodic reports, including the Form 10KSB for December 31, 1998 and December 31, 1997, which are being contemporaneously filed or have been filed immediately prior to the date of this report.

History and Organization

         The Company was organized under the laws of the State of Utah as Ceron Oil Company on March 25, 1980. On February 6, 1981, pursuant to a merger transaction, the Company became successor to Folio One Productions, Ltd. ("Folio"), a publicly held, inactive Delaware corporation that changed its name to Ceron Resources Corporation.

         Since the Company's inception and until its acquisition of Medisys Research Group, Inc. ("Medisys") on December 29, 1995, the Company's revenue, operating profit or loss, and identifiable assets have been attributable to one business segment, the oil and gas industry. During December, 1985, the two oil and gas wells the Company had an interest in were plugged and abandoned due to the depletion of reserves and economic conditions in the industry. Since that time, the business activity of the Company, including the acquisition, development and promotion of oil and gas properties, have been conducted on a limited scale with primary emphasis on maintaining assets held by the Company. Since December, 1985, the Company's principal income has been derived from sublease income from its office spaces and de minimis film royalties.

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

         Medisys owns all the rights to the technology developed by Mr. Gary V. Heesch through Dermacare and Medisys, and has licensed AISC to operate clinics and sell products that relate to this technology and any future technology developed by Medisys. The technology has been used in prototype clinics for the past four years and management of the Company believes that the "Skin Fresh" technology is effective in its present form without additional development.

         Currently, other research and development has been limited due to the Company's limited financial resources. As funds become available, Medisys intends to conduct additional research in the field of dermatology and other related medical fields, and will market its technology and products through AISC clinics and other marketing channels. Although the Company may choose to market its technology through licensing agreements, Medisys is not actively pursuing other licensing arrangements.

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

Market Position and Competition

         The "Skin Fresh" technology is used to treat acne, eczema, contact dermatitis and other common skin disorders. Approximately 10% of those that suffer from acne seek medical treatment, while the majority use over-the-counter medications or simply live with the problem. With other common skin disorders, a much higher percentage seek medical attention, usually from a dermatologist. At the present time, the "Skin Fresh" technology is available only through the Company's two prototype clinics because it requires a doctor to diagnose the skin disorder and to prescribe a topical antibiotic that is part of the treatment regimen. In the clinics, the patients learn the treatment regimen and are monitored in frequent follow up visits to insure strict compliance. The Company believes that a high success rate results when the patient follows the treatment regimen very closely.

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

Patents, Trademarks and Copyrights

         The Company's brochures that describe the treatment regimen have been copyrighted. There are no patents or patents pending for the Company's products. The Company has prepared and filed U.S. trademarks applications for certain of its trademarks including SILHOUETTE OF A FACE, WASATCH PHARMACEUTICAL, AMERICAN INSTITUTE OF SKIN CARE and MEDYSIS. The formulas for the products are maintained as trade secrets with the appropriate internal controls and security.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

Dermatology and Administrative Operations

         The Company's administrative and clinical offices are located at 714 East 7200 South, Midvale, Utah, and consists of 1,800 square feet. The Company leases this space from 700 Union Partnership for $1,889 per month. The term of the lease is 12 months and renewable annually. In addition, the Company operates a clinic at 777 North 500 West #206, Provo, Utah, consisting of 1,000 square feet. The Company leases this space from an unrelated third party for $725 per month. The lease is a month-to-month arrangement.

                            ITEM 3. LEGAL PROCEEDINGS

         On August 27, 1996, a Small Claims Affidavit and Order was filed in the Third Circuit Court, State of Utah from Dr. Don Houston, and M.D. for past professional services in the amount of $4,100. The company is not disputing the debt and has elected not to file an answer to the compliant. Payments have been made with a balance of $450 owing December 31, 1999.

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

         On October 15, 1997, Crestport filed a lawsuit against the Company and its stock transfer agent seeking damage arising out of the cancellation the 12 million shares. Crestport claimed that it was an innocent third party and a holder in due course who had paid Lindbergh for the shares. As of December 31, 1997, the lawsuit was in the discovery stage. Crestport has asserted a claim for $5,000,000 in damages arising out of cancellation of the share certificate. On July 20, 1999, the Company moved for summary judgment in the proceeding and requested that the plaintiff's claim be dismissed. The presiding judge denied the Company's request for summary judgment and scheduled the matter for trial, which is now set for May 2000.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 1999.

PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Electronic Bulletin Board. The bid prices represent interdealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

         At April 5,  2000,  the  Company's  Common  Stock was quoted on the OTC
Electronic Bulletin Board at a bid and asked price of $1.03 and $1.09, respectively.

                                             High Bid      Low Bid

Fiscal Year Ending December 31, 1997
  First Quarter                                $2.50         $ .625
  Second Quarter                               $3.75         $ .063
  Third Quarter                                $3.375        $ .875
  Fourth Quarter                               $1.125        $ .130

Fiscal Year Ending December 31, 1998
  First Quarter                                $ .219        $ .13
  Second Quarter                               $ .375        $ .17
  Third Quarter                                $ .41         $ .13
  Fourth Quarter                               $ .301        $ .13

Fiscal Year Ending December 31, 1999
  First Quarter                                $ .32         $ .35
  Second Quarter                               $ .75         $ .84
  Third Quarter                                $ .75         $ .80
  Fourth Quarter                               $ .55         $ .58

         Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 5, 2000 the Company had approximately 1039 shareholders of record based on information provided by the Company's transfer agent.

Change in Securities

         The following changes in securities occurred in the 4th quarter of 1999. Changes in securities for the first three quarters of 1999 were recorded in the appropriate 10Qs for those periods.

         1. Issued 50,000 restricted shares of Common Stock for an extension on a repurchase agreement of shares.
         2. Issued 65,000 restricted shares of Common Stock for extension on loans.
         3. Issued 135,000 restricted shares of Common Stock for consulting services.
         4. Issued 145,000 restricted shares of Common Stock in settlement of $64,250 of debt.
         5.   Issued 11,076 restricted shares of Common Stock for finder's fees.
         6. Issued 17,000 restricted shares of Common Stock for cash totaling $290.
         7. Issued 553,300 restricted shares of Common Stock in exchange for stock transferred to a third party.
         8. Issued 2,000,000 restricted shares of Common Stock into a trust, out of which 135,357 shares have been sold for cash totaling $48,762. 1,864,643 shares remain in trust and are not considered outstanding.

         9. Issued 1,500,000 restricted shares of Common Stock in anticipation of a loan transaction. The loan transaction was not completed and the shares were cancelled January 20, 2000. These shares were not considered outstanding as of December 31, 1999.

Each of the foregoing  transactions was executed as an exempt  transaction under
Section 4(2) of the Securities Act of 1933, involving a private sale not utilizing public solicitation.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Overview

         At the end of 1999, the continuing operations of the Company consists of the operation of its two wholly owned subsidiaries, Medisys Research Group, Inc. ("Medisys") and American Institute of Skin Care, Inc. ("AISC").

         Due to the lack of advertising and marketing, the two AISC clinics are operating at approximately 5% to 10% of capacity. In the past, the clinics have required patients to pay for their services at the time they are provided and the patient is given a standard claim form to submit for insurance reimbursement. This policy of not accepting direct reimbursement from insurance companies has had a negative impact on its clinics ability to attract new patients. The prototype clinics have made the transition to accepting direct reimbursement from most insurance carriers. An important strategy in the clinic's marketing program is to develop contract relationships with insurance companies that highlight the cost savings of the Company's treatment program. An initial step would be to participate in a controlled study with a pilot insurance company to identify these cost savings.

         Since January, 1994, the Company's primary source of revenue has been the prototype clinics. Revenues since inception have been small ($679,882) which the Company believes is the result of limited resources for market development. The Company's best revenue period was $225,000 for the twelve months of 1995. Management estimates that the average patient revenue is $600 with 40% of the charges attributable to doctor's fees. The clinics are operating at 5% to 10% of capacity and the revenues have been decreasing which the Company believes is a result of a lack of media exposure and advertising.

         The main management activity of the Company has been devoted to attempting to raise the funds necessary to establish medical skin care service throughout the United States. In the short term, the Company's plan is to raise sufficient capital to establish its Internet presence and begin its marketing program to increase revenue in the existing clinics to continuing profitability. Once there are 4-5 clinics and a network of Internet physicians operating at a profitable level, the Company intends to pursue a public offering to raise sufficient capital to establish clinics in other locations in the United States and Europe.

         At December 31, 1999, the Company has a cumulative operating loss of $5,393,384 since its inception. The loss is attributable to product research and development, the cost of starting up and operating the prototype clinics, the losses from the oil and gas segment and costs incurred in financing efforts.

Liquidity and Capital Resources

         Because the Company is in the development stage, it has limited working capital and limited internal financial resources. At December 31, 1999 the Company had a working capital deficit of $3,363,000 that has not allowed the Company to borrow funds through conventional lending institutions. The report of the Company's auditor contains a going concern modification as to the ability of the Company to continue to operate.

         The Company is currently operating at a cash loss of approximately $80,000 per month with approximately 20% of the loss attributed to its clinic operations and the balance attributed to debt service and costs involved in fund raising activities. The Company expects operating expenses to continue at approximately the same rate until funding is received necessary for the promotion of its products. Once adequate funding is received, advertising and marketing expenses will increase as the Company launches its e-commerce and marketing programs. The Company has not been able to secure funding from commercial lenders and has had to rely on cash flow from its clinic operations and loans from individuals, including management, to meet its current obligations.

         In 1996, the Company executed a series of transactions designed to add corporate value and operating net income in the future. These transactions were speculative but the direct cash cost was minimal. During 1997, it was apparent that the value added, approximately $3,800,000 in equity, was not going to be realized through operating profits and cash flows. Consequently, in transactions occurring late 1997 and early 1998, the Company disposed of the operating assets associated these businesses. The financial impact of these management decisions was to reduce shareholders equity approximately $4,000,000 and limit the Company's revenue producing operation to two prototype treatment clinics.

         For the calendar year ended December 31, 1999 the Company's operating expenses exceeded operating revenues. The cumulative deficit since inception has been funded by open account creditor debt ($409,163), shareholder and other loans ($1,855,000 in principal and $463,400 in interest), shareholders' cash investment ($1,295,352)and common shares exchanged for property and services ($500,000). In addition, the Company is obligated to repay approximately $45,000 in funds loaned by certain officers and directors. Although the Company has continued to operate with the above sources of funds, it is uncertain whether these same or comparable sources will be available until the completion of the development stage and commencement of commercial operations.

         During 1999 and 1998 the Company's activities were financed with cash from new borrowings $702,900 and $1,183.173, respectively, net of repayments $294,000 and 334,000, and the sale of Common Stock $383,520 and 204,000, respectively. Those monies were used to fund the unsuccessful attempt to raise capital, $700,000 to Berkshire-Halifax, and the operations of the Company, $353,000.

         The Company's financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company in its development stage has not established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company intends to seek long-term funding through private and public stock offerings. Management believes that sufficient funding will be raised to meet operating needs during the remainder of its development stage.

         Following is a recapitulation of sources of working capital utilized to finance the Company's operations:

         Preferred Stock Purchase - On November 29, 1996, the Company exchanged 750,000 shares of its Common Stock for 12,000 shares of $250 par value preferred stock of the parent of an insurance company. The preferred stock bears a 6% per annum dividend with the first dividend due February 28, 1997. In February 1997, the Company granted a 90-day extension for the initial dividend payment. Management considered this to be a speculative investment and the exchange was recorded at a nominal amount equal to the par value of the Company's Common Stock ($750). There was no activity and in an agreement between the parties and the transaction was rescinded in February of 1998.

         Profession Services - During 1998 and 1997, various individuals and companies were issued 848,750 and 30,000 common shares, respectively, as compensation for service ranging from accounting to insurance consulting.

         Shares Issued Note Holders - In September 1998, the Company issued 500,000 shares of Common Stock to long-term note holders who had not previously been compensated for extending credit and allowing the forbearance of interest. During 1998 and 1997, the Company issued 852,368 and 16,666 common shares, respectively, to certain other shareholder/creditors as compensation for extending the due date on their obligations and in lieu of principal payments and interest. In addition, two creditor/shareholders elected to add the interest earned to date to their notes principal balance.

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

         The Company was assured by Berkshire that the funds advanced for the loan fee would be held in a Merrill Lynch trust account until Berkshire had met its commitments. Company personnel received a verbal commitment of the arrangement from Merrill Lynch. Subsequently, there were multiple monthly attempts to get Berkshire to close the transaction. But in each case, Berkshire could not meet the requirements of the lender. Because of the delays in closing the loan with the foreign lender, Berkshire agreed to advance the Company $200,000 and did so through an affiliate -Assured Capital Corporation.

         In late 1998, the Company demanded the return of the escrowed fee because Berkshire had been unable to perform. Berkshire refused to return the funds claiming they had performed in accordance with the contract. At that point it was discovered that the Merrill Lynch account was actually under the control of Berkshire and the funds were no longer on deposit.

         In February 1999, the Company escrowed an additional $200,000 in a final attempt to compel Berkshire to perform, Once again, the documentation and arrangements of Berkshire did not satisfy the foreign lender, who proceeded to withdraw his commitment. Berkshire continued to contend it had met the requirements of the escrow agreement and had earned the fee. The Company contested Berkshire's position. However, in May 1999, the Company agreed to release the funds escrowed in February in exchange for a release on the indebtedness from the funds advanced the Company by Assured Capital Corporation.

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

         Revenues from clinic operations consist of professional fees charged for the services of the physician and trained medical assistants and product sales from the sale of products through the clinics. During the fiscal year ending December 31, 1999, revenues from operations were $81,476, a 20% decrease from revenues of $101,843 for the fiscal year ending December 31, 1998. The decrease in revenues, which the Company believes, is due to the limited marketing efforts during the year. The Company does not believe that revenues from the clinic operations will significantly increase until the additional funds are raised which would allow the company to launch its marketing program, although there are no assurances of the level of magnitude of any increases.

         Expenses

         Operating expenses for the clinics in fiscal 1999 were higher than fiscal 1997 by $60,000 or 20%. This increase in operating expenses was due primarily to increases in personnel costs and clinics personnel salaries.

         The general and administrative expenses of the Company decreased $490,000 or 50% from fiscal 1998 to fiscal 1999 due primarily to a large charge for an unsuccessful fund raising effort,($500,000) in 1998, offset by a 1999 increase in legal and accounting costs ($76,000) because of the Lindberg-Hammar case and the audit costs and a decrease in officer's compensation with the resignation of the former President ($54,000).

         The carrying costs of loans increased $100,000 because of the new debt incurred and a full year's interest charge on the prior years new debt.

Plan of Operations

         The results of operations during the first five years of the prototype clinics are not indicative of future operating results because the purpose of the prototype clinics was to establish operational procedures and the Company did not have the funding available to launch the appropriate related advertising and marketing campaign necessary to properly promote the "Skin Fresh" technology.

         Working capital required for operation of the Company over the past five years has been obtained through loans from private individuals. In order to continue operating the prototype clinics and pay the staff of the Company, additional funding and working capital will be required until revenues from professional fees and the sale of product increase to a level adequate to pay for costs of operations.

         If the Company is able to obtain additional funding, the Company intends to open clinics in strategic metropolitan areas and to develop a network of attending physicians to service a nation wide group of patients obtained in the e-commerce environment. In addition, the Company intends to commence a related advertising and marketing campaign to support the new network of clinics and the two clinics currently in operation. The Company estimates that it will need approximately $10 million to establish the additional clinics, to enable it to deliver Internet services in a medically sound and efficacious manner and to launch the related marketing campaign for product and service identity. The implementation of the Company's plan is dependent on raising long-term capital to fund the expansion of its clinical operations.

         Risk Factors - In addition to other information contained in or incorporated by reference in this Annual Report, the following Risk Factors should be considered carefully in evaluating the financial information and other data that is contained herein.

         The Company currently has a significant and material working capital shortfall that continues to adversely affect its business. Although the Company has secured modest working capital infusions from a variety of sources that has enabled it to continue in business, there are no assurances that it will be able to do so in the future. In the event the Company is unable to locate and secure additional sources of working capital in the near future it will be unable to pursue its business. Because of the Company's limited asset base and poor financial condition the Company is not able to secure working capital from traditional sources of capital and is dependent upon identifying sources of equity capital that may necessitate significant dilution of the existing common stockholders' equity position.

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

         The Company's business will suffer if its products or treatment contains imperfections or errors in judgment. The Company's products are inherently complex. Despite testing and quality control, the Company cannot be certain that imperfections will not be found in the Company's products after commencement of commercial shipments. Moreover, the Company could face possible claims and higher development costs if its treatment products contain undetected inappropriate materials or if the Company fails to meet customers' expectations. In addition, a product liability claim, whether or not successful, could harm the Company's business by increasing the Company's costs and distracting the Company's management. The Company does not carry products liability insurance and therefore any product liability claim, if successful, would have a material adverse effect on the Company. Significant defense costs would also adversely affect the Company.

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

         Acquisitions of companies or technologies may result in disruptions to the Company's business and diversion of management attention. The Company expects to make acquisitions of complementary companies, products or technologies although the Company currently lacks adequate working capital or financial resources to effect acquisitions requiring cash and given the uncertainty involving the Company's outstanding Common Stock it may encounter difficulty in effecting transactions utilizing its equity as purchase consideration. Currently, the company has not identified any acquisition candidates and no acquisitions are contemplated. If the Company makes any acquisitions, it will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. Management may be unable to maintain uniform standards, controls, procedures and policies if it fails in these efforts. Similarly, acquisitions may cause disruptions in operations and divert management's attention from day-to-day operations, which could impair relationships with current employees, customers and strategic partners. The Company may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to the Company's shareholders. In addition, profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products or technologies with existing operations, the Company may not receive the intended benefits of acquisition.

         Failure to develop strategic relationships could harm the Company's business. The Company's or potential collaborative relationships with medical treatment groups (HMO's or PPO's) and insurance companies may not prove to be beneficial in the future, and they may not be sustained. The Company also may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company could lose sales opportunities if it fails to work effectively with these parties. Moreover, management expects that maintaining and enhancing these and other relationships will become a more meaningful part of the Company's business strategy in the future. However, many of the Company's current partners are either actual or potential competitors. In addition, the Company may not be able to maintain these existing relationships, due to the fact that these relationships are informal or, if written, are terminable with little or no notice.

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

         The Company's proprietary rights may be inadequately protected, and there is risk of infringement claims in the Company's business. The Company's success and ability to compete are dependent on the ability to develop and maintain the proprietary aspects of its technology. The Company relies on a combination of trademark, trade secret, and contractual restrictions to protect the proprietary aspects of its technology. The Company presently has no patents on its products. The Company has filed for some trademark registrations in the United States but not foreign. Finally, the Company seeks to avoid disclosure of its intellectual property by requiring employees with access to the Company's proprietary information to execute confidentiality agreements and by restricting access to the Company's product and treatment secrets.

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

         The Company has incurred significant losses in prior period and expects to incur significant increases in operating expenses in the foreseeable future. The Company's independent auditors have questioned the Company's ability to continue as a "going concern" and unless the Company is able to achieve profitable operations, which it has not achieved to date, its business and financial condition will be materially adversely affected. The Company intends to substantially increase its operating expenses for the foreseeable future as the Company:

         o Increases its sales and marketing activities, including expanding its sales force and incurring advertising expenses;

         o Increase its research and development activities; and

         o Expand its general and administrative activities.

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

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth as of December 31, 1999, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Director or Officer   Age       Position                 Since
-------------------  ----  -------------------      ------------------
Gary V. Heesch         63  CEO & Director           December 29, 1995
David K. Giles         54  CFO & Secretary          December 29, 1995
Craig Heesch           61  Director                 December 29, 1995
Robert Arbon, M.D.     62  Director                 December 29, 1995

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

Beneficial Owner Reporting Compliance with Section 16(a) of the Exchange Act

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Gary Heesch has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 18 transactions nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1999. Upon notice of this oversight, Mr. Heesch advised the company that he has filed all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, David Giles has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 15 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1999. Upon notice of this oversight, Mr. Giles advised the company that he has filed all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Craig Heesch has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1999. Upon notice of this oversight, Mr. Heesch advised the company that he will file all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Robert Arbon has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 1999. Upon notice of this oversight, Mr. Arbon advised the company that he will file all of the forms required by Section 16(a).

                         ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

Summary Compensation Table

                                                                 Long Term Compensation
                                                          -------------------------------------
                                Annual Compensation           Awards      Payouts
                            ----------------------------- ---------------  -----
                                             Other        Restricted
Name and                                     Annual       Stock  Options   LTIP     All other
Principal Position  Year    Salary  Bonus($) Compensation Awards /SARs     Payout  Compensation
------------------  ----    ------  -------  ------------ ------ --------  ------  ------------
Gary V. Heesch,     1999     -0-     -0-      $32,368     -0-       -0-       -0-    $ 118,132(2)
President & CEO     1998     -0-     -0-       37,530     -0-       -0-       -0-      115,000(2)
(Wasatch Pharm)     1997     -0-     -0-       53,668     $500(3)  $42,500(4) -0-      73,000(2)
                    1996     -0-     -0-       36,595      125(1)   -0-       -0-

David Giles,        1999     -0-     -0-        -0-       -0-       -0-       -0-     150,500(2)
V.P.& Sec"y         1998     -0-     -0-       96,876     -0-       -0-       -0-      56,124(2)
Wasatch Pharm.      1997     -0-     -0-      119,034     500(3)   25,000(5)  -0-      45,000(2)

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

         The Board of Directors have approved salaries of $150,000 but the Company estimates that Mr. Heesch, and Mr. Giles will each receive annual cash compensation of less than $100,000 for fiscal year 1999.

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

         Gary V. Heesch, Chief Executive Officer, through actions taken during 1999,1998 and 1997, the board agreed to reimburse Mr. Heesch $306,602 as compensation for payroll and income taxes he incurred for the benefit of the Company. This amount is to be paid when monies are available.

         David K. Giles, Vice President and Secretary, Through actions taken during 1998, the board agreed to reimburse Mr. Giles $251,124 as compensation for payroll and income taxes he incurred for the benefit of the Company. This amount is to be paid when monies are available.

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

         In 1997, the Company issued 2,200,000 common shares to certain of its officers and directors for notes totaling $110,000. In 1999, the stock was revalued and the consideration was reduced to the par value of the shares issued, or $2,200, based upon the continuing losses and lack of liquidity of the Company's stock. During 1999, the Company issued 193,500 common shares to certain shareholder/creditors as compensation for extending the due date on their obligations.

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1999, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 20,912,391* issued and outstanding shares of the Company's Common Stock, and the name and the shareholdings of each director and of all officers and directors as a group.

* On March 31, 2000, the settlement with Collier returned 23,200,000 shares to the treasury with Collier retaining 2,300,000 plus 400,000 shares obtained at the closing of the loan. The issued and outstanding shares as of December 31, 2000 reflect this transaction.

Title
 of      Name and Address           Amount and Nature of    Percentage
Class    Beneficial Owner           Beneficial Ownership(1) of Class

Common   Collier Management and      D  2,580,000(2)           12.3%
         Development Company
         880 South Main Street
         Bountiful, Utah 84010

Common   Corazon Vedar, Trustee     D  1,500,000                7.2
         for Karlo Agustin
         900 Palmito Dr.
         Millbrae CA 94030

Common   Officers & Directors       D  1,653,828               7.9
         As a group

(1) Indirect and direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) Includes 2,300,000 shares of restricted stock received in settlement and compromise of a $300,000 short-term note of the Company dated August 31, 1998 and 400,000 shares received as a loan fee when the loan was made. 120,000 shares were transferred to 3rd parties (See ITEM 12. Certain Relationships And Related Transactions-Transactions with Management and Others - Loans Collateralized with Company Stock.)

         Litigation on Cancelled Common Stock - On November 1, 1996 and November 15, 1996, the Company entered into two similar agreements with Lindbergh-Hammar Associates, Inc. ("Lindbergh"), a holding company controlled by W.A. Gary, a former director of the Company, wherein, the Company issued an aggregate of 12,000,000 shares of its Common Stock in exchange for a note payable of $60,000,000, based on a valuation of $5.00 per share of common stock. The Company's board of directors has retained the voting rights to such shares until paid for by Lindbergh. Payment on the promissory notes was to come from premiums generated by Lindbergh's affiliated companies The Company is entitled to 10% of the premiums generated on a monthly basis. Since entering into the agreement with Lindbergh no payments have been received by the Company.

         The note payments can be made several different ways and were to some extent, dependent on the price of the Company's stock. In addition, the agreement provides for a minimum payment commencing February 15, 1997. This minimum payment was not paid and the insurance company requested an extension of time for payment. The Company's management concluded, under the circumstances, the insurance company could not perform in accordance with the agreement. The shares issued were cancelled for a lack of consideration and because of certain fraudulent acts of the insurance company's management. Cresport Insurance, believed to be an affiliate of the insurance company, has filed suit asserting it was an innocent party who had acquired ownership to the Company's stock and, consequently, a holder in due course. Management and counsel believe that the results of a pending trial will be in their favor. See "Legal Proceedings." This was a highly speculative transaction and, consequently, no asset value was recorded.

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

         On July 20, 1999, the Company moved for summary judgment in the proceeding and requested that the plaintiff's claim be dismissed. The presiding judge did not accept the summary judgment pleading and scheduled the matter for trial, which is now set for May 2000.

         If the courts find in favor of Crestport, the claim and the Company's common shares in the hands of parties adverse to current management could jeopardize the financial stability of the Company.

                  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

         Disposition of Discontinued Business - Oil and Gas Operations - In November 1997, after determining the oil and gas developer of the Company's West Virginia oil and gas properties would not be able to meet their contractual commitments. An acceptable resolution of differences was reached in February 1998. Under the agreed upon exchange arrangement, the Company would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the shares issued and a release from all obligations associated with the oil and gas operations.

         The transaction results in a material asset impairment from the exchange is included, retroactively, in the loss from discontinued operations at December 31, 1997.

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

         Loans Collateralized with Company Stock - Two note holders have been issued 450,000 common shares as collateral on notes payable with an aggregate value of $79,900. Generally, the security agreements provide that the Company will retain the voting rights to the collateral until such time as a default of the loan agreement occurs at which time the rights will pass to the note holders.

         At December 31, 1999, the two notes were in default under the loan agreements but neither of the note holders had taken action to seize control of their collateral.

         Collier Loan Compromise and Settlement - In 1998, in connection with an 18%, $300,000 loan made by Collier Management & Development Company, the Company issued 25,500,000 shares of the Company's Common Stock as collateral for the loan, and, as additional payment in consideration of the loan, 400,000 shares of Common Stock. The loan from Collier was due March 1, 1999 and a default resulted when the principal balance went unpaid. As a result of subsequent comprises, the Company made payments of $146,250 in 1999 and was able to reach a compromise and resolution dated March 31, 12000.

         Under the settlement agreement, Collier received $214,750 in cash for principal and interest and 2,300,000 shares of common stock and the Company received the return of 23,200,000 shares of its common stock and the extinguishment of $165,972 of principal debt.

         Control of Management - The Company's management group and directors will own and control approximately 7.9% of the shares of Company's Common Stock and therefore be able to significantly influence the management and affairs of the Company and have the ability to control all matters requiring stockholder approval.

         Stock Exchange Arrangement with Principal Officers - To assist the Company in raising capital, its two principal officers entered into a series of transactions where by they exchange Company shares they own so that a financial intermediary, ProVision Capital Funding, Inc. (ProVision), an exclusive agent, can act as a "finder" for the Company and raise up to $7 million in long-term capital.

         Under the arrangement, the officers transfer shares to be held in escrow by the Company's transfer agent. ProVision sells the restricted shares held in escrow to qualified investors in exempt transactions. The proceeds from the sale are deposited into an Attorney Trust Account with 50% forwarded to ProVision and 50% forwarded to the officers. These funds are deposited by the officers directly for the Company and shares are released out of escrow to the investors.

         The transaction is predicated upon an exchange agreement executed by the Company and the officers which directs that the funds generated from the sales of securities go directly to the Company and stipulates that for each share sold from the shares provided, by the officers, be replaced with 1.1 new restricted shares of the Company. The arrangement commenced in October 1999 with the initial transfer and by December 31, 1999, the two officers had transferred 800,000 to the escrow agent.

         At December 31, 1999, the Company had replaced 500,000 shares transferred with 550,000 new shares. ProVision had placed 646,475 of the 800,000 shares rendered with investors. Under the terms of the placement, the parties have established a share sales price floor that will yield not less than $.30 per share to the Company.

         The funds raised through December 1999 amounted to $168,622. The program is continuing and with over 500,000 shares sold during the three months ended March 31, 2000.

         Equity Advisor Agreement - On October 27 1999, the Company executed an "Equity Advisor" agreement with European Equity and Guarantee Corporation (EEG).

         In addition, the Company entered into a third party escrow agreement for the control of the EEG transaction. The Company has committed 2,000,000 shares to the EEG sales and marketing plan. During 1999, EEG sold 135,357 shares of the Company's Common Stock and the net proceeds to the Company, after deducting EEG commissions of 50%, was $48,762. EEG has agreed to purchase Common Stock from the company at an amount to be not less than 50% of the mid price between bid and ask values at the time of sale.

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


(a)(3)EXHIBITS. The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
  27       27       Financial Data Schedule                   This Filing


(a)(3)EXHIBITS. The following exhibits are included as part of this report:

         None

(b) Reports on Form 8-K.

         On April 9, 1999, the Company filed a report on Form 8K describing a consulting agreement with The Vector Group for investment banking services and will receive 1.5 million shares of Common Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                          WASATCH PHARMACEUTICAL, INC.

Date: April 18, 2000    By /S/ Gary V. Heesch, President and CEO


Date: April 18, 2000    By /S/ David K. Giles, Secretary and CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 18, 2000    By /S/ Gary V. Heesch, Director


Date: April 18, 2000    By ___ Craig Heesch, Director

Date: April 18, 2000    By /S/ Jack D. Brotherson, Director
   (Resigned February 1999)

Date: April 18, 2000    By /S/ Robert Arbon, MD, Director

Date: April 18, 2000    By ___ Ronald J. Hollberg, Director
   (Resigned February 1999)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wasatch Pharmaceutical, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation) (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1995 were audited by other auditors whose report, dated May 14, 1996, included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period September 7, 1989 (date of inception and incorporation of the principal development activity) through December 31, 1995 reflect total revenues and net loss of $337,700 and $1,080,270, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company, as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal development activity) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise, which has suffered recurring losses from operations, has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                       THOMAS LEGER & CO. L.L.P.

Houston, Texas
April 5,2000

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS
  Cash                                                                $   10,038
  Accounts receivable - trade                                              2,616
  Inventory                                                                3,673
  Prepaid expenses                                                         8,305
                                                                      ----------
Total Current Assets                                                      24,632
                                                                      ----------
PROPERTY AND EQUIPMENT
  Clinic and office equipment                                             44,819
  Less accumulated depreciation                                           35,122
                                                                      ----------
  Net Property and Equipment                                               9,697
                                                                      ----------
OTHER ASSETS                                                              10,200
                                                                      ----------
TOTAL ASSETS                                                          $   44,529
                                                                      ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                             $ 239,812
  Accrued interest                                                       463,375
  Other accrued expenses                                                 718,163
  Notes and advances currently due:
    Short-term shareholder advances                                       45,171
    Vendors                                                              112,333
    Stockholders                                                       1,808,708
                                                                      ----------
Total Liabilities                                                      3,387,562
                                                                      ----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued and outstanding                           49
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 23,162,391 shares issued and outstanding                  23,162
  Additional paid-in capital                                           2,029,388
  Accumulated development stage deficit                               (5,393,382)
                                                                      ----------
                                                                      (3,340,783)

  Less shares issued for future transactions                              (2,250)
                                                                      ----------
  Total Stockholders' Deficit                                         (3,343,033)
                                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   44,529
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                   WASATCH PHARMACEUTICAL, INC.
                   (A Development Stage Company)
               CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      For the Year Ended
                                                                         December 31,                      From
                                                               -------------------------------         Inception To
                                                                    1999               1998            Dec. 31, 1999
                                                               -----------         -----------          -----------
REVENUES
  Professional fee income                                           14,315              29,239              228,401
  Product sales                                                     30,305              52,237              451,481
                                                               -----------         -----------          -----------
  Total Revenues                                                    44,620              81,476              679,882
                                                               -----------         -----------          -----------
OPERATING EXPENSES
  Cost of products sold                                              3,486               4,931               51,492
  Salaries                                                         171,185             154,849              650,755
  Employee leasing                                                       -                   -              218,745
  Payroll taxes                                                     38,664              13,159               84,983
  Physicians fees                                                   30,000              40,200              267,868
  Rent                                                              37,009              34,790              206,942
  Advertising                                                        2,045                   -              214,597
  Depreciation                                                       5,254                5257               34,510
  Other                                                             25,152                 607               82,641
                                                               -----------         -----------          -----------
  Total Operating expenses                                         312,795             253,793            1,812,533

GENERAL AND ADMINISTRATIVE EXPENSE                                 542,999           1,032,251            2,943,060

INTEREST                                                           357,576             254,115              907,954
                                                               -----------         -----------          -----------

  Total Expenses                                                 1,213,370           1,540,159            5,663,547
                                                              ----------          ----------           ---------

LOSS BEFORE DISCONTINUED OPERATIONS AND
  THE PROVISION FOR INCOME TAXES                                (1,168,750)         (1,458,683)          (4,983,665)
                                                               -----------         -----------          -----------
LOSS FROM DISCONTINUED OPERATIONS
  Loss from operations                                                   -                   -              (26,786)
  Loss from asset disposition                                            -                   -             (382,933)
                                                               -----------         -----------          -----------
  Total Loss From Discounted Operations                                  -                   -             (409,719)
                                                               -----------         -----------          -----------
NET LOSS BEFORE INCOME TAXES                                    (1,168,750)         (1,458,683)          (5,393,384)

PROVISION FOR INCOME TAXES                                               -                   -                    -
                                                               -----------         -----------          -----------
NET LOSS                                                       $(1,168,750)        $(1,458,683)        $ (5,393,384)
                                                               ===========         ===========         ============
  Loss per share before discounted operations                  $    (0.067)        $    (0.141)        $     (0.343)
  Loss per share from discounted operation                               -                   -               (0.028)
                                                               -----------         -----------          -----------
BASIC LOSS PER COMMON  SHARE                                   $    (0.067)        $    (0.141)        $     (0.371)
                                                               ===========         ===========         ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                       17,515,837          10,358,889           14,526,805
                                                               ===========         ===========         ============

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


                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                Preferred         Common Stock          Additional   Accumulated       Total
                                                   Stock           ------------          Paid - In    Development   Stockholders'
                                                  Amount       Shares        Amount       Capital    Stage Deficit     Equity
                                                  ------       ------        ------       -------    -------------     ------
Balance forward December 31, 1997                      $ 49     9,225,763    $   9,226   $1,792,421    $(2,765,949)  $   (964,253)

Shares issued in connection with:
  Note extensions                                         -     1,352,368        1,352            -              -          1,352
  Securities sold for cash                                -     1,695,940        1,696      135,565              -        137,261
  Exercise of stock options                               -       500,000          500       24,500              -         25,000
  Services rendered                                       -       848,750          849            -              -            849

Shares issued as interim loan collateral to
  be return at debt satisfaction                          -    25,950,000       25,950            -              -         25,950

Exchange of preferred shares held for
  investment for originally issued shares                 -      (750,000)        (750)           -              -           (750)

Charge for per share price reduction of
  shares held under subscription notes                    -             -            -     (630,390)             -       (630,390)

Net loss for the ended December 31, 1998                  -             -            -            -     (1,458,683)    (1,458,683)
                                                       ----   -----------    ---------   ----------    -----------   ------------

Balance December 31, 1998                                49    38,822,821       38,823    1,322,096     (4,224,632)    (2,863,664)

Shares issued in connection with:
  Note extensions                                         -       249,810          250        2,990              -          3,240
  Securities sold for cash                                -       799,257          799      214,098              -        214,897
  Services rendered                                       -     3,331,076        3,331            -              -          3,331
  Retirement of debt and interest                         -       422,304          422      185,843              -        186,265

Correction to sales price of shares sold officer          -             -            -      (24,500)             -        (24,500)

Shares issued in stock exchange arrangement
  Replacement shares issued                               -       550,000          550      139,817              -        140,367
  Replacement shares to be issued                         -       161,123          161       28,094              -         28,255

Share transactions with Collier Development
  Contingent shares returned                                  (25,500,000)     (25,500)           -              -        (25,500)
  Settlement shares issued                                -     2,300,000        2,300      160,976              -        163,276

Cost of funds                                                      26,000           26          (26)                            -

Shares issued as collaterial                                    2,000,000        2,000                                      2,000

Net loss for the ended December 31, 1998                  -             -            -            -     (1,168,750)    (1,168,750)
                                                       ----   -----------    ---------   ----------    -----------   ------------
Balance December 31, 1999 of stockholders'
  equity-per committed contracts                         49    23,162,391       23,162    2,029,388     (5,393,382)    (3,340,783)

Stock issued for future transactions                      -    (2,250,000)   $  (2,250)           -              -         (2,250)
                                                       ----   -----------    ---------   ----------    -----------   ------------
Net equity December 31, 1999                           $ 49    20,912,391     $ 20,912   $2,029,388    $(5,393,382)  $ (3,343,033)
                                                      =====   ===========    =========   ==========    ============  ============

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          For the Year Ended               From
                                                                             December 31,              Inception To
                                                                        ----------------------           Dec. 31,
                                                                          1999         1998                 1998
                                                                        --------    ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                         $(1,168,750)  $(1,458,683)         $(5,393,383)
  Adjustments to reconcile net (Loss) to net cash
   used by operating activities:
    Depreciation and depletion                                             6,630         6,829               35,122
  Loss on fixed asset disposal
    Clinic assets                                                              -             -               15,234
    Oil and gas assets                                                         -             -                4,189
  Loss on disposal of oil and gas properties                                   -             -              382,933
  Increase (decrease) in working capital
    (Increase) decrease in receivables                                     4,559           664               (2,616)
    (Increase) decrease in inventory                                       3,486        (3,516)              (3,673)
    (Increase) decrease in prepaid expenses                               (7,705)       15,063               (8,305)
    Increase in accounts payable                                           2,203         8,375              239,814
    Increase in accrued interest                                         107,115       126,776              463,375
    Increase in other accruals                                           281,285       238,585              718,163
                                                                        --------    ----------           ----------
  Net cash used by operating activities                                 (771,178)   (1,065,907)          (3,549,147)
                                                                        --------    ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                              (3,265)            -              (31,029)
    (Increase) decrease in other assets                                  (10,000)          675              (10,200)
                                                                        --------    ----------           ----------
  Net cash provided (used) by investing activities                       (13,265)          675              (41,229)
                                                                        --------    ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                             702,915     1,183,173            3,079,121
    Expenses paid by shareholder                                               -             -               38,323
    Repayment of loans                                                  (294,542)     (334,038)            (751,333)
    Proceeds from sale of common shares                                  383,519       162,261              893,984
    Capital contributed by shareholder                                         -             -              154,800
    Collection of share subscriptions                                          -        42,166              141,726
    Common shares exchanged for debt                                           -             -               12,318
    Exercised stock options                                                    -             -              125,250
    Redemption of common shares                                                -             -              (20,409)
    Cost of raising capital                                                    -             -              (73,366)
                                                                        --------    ----------           ----------
  Net cash provided by financing activities                              791,892     1,053,562            3,600,414
                                                                        --------    ----------           ----------
NET INCREASE (DECREASE) IN CASH                                            7,449       (11,670)              10,038
    At beginning of period                                                 2,589        14,259                    -
                                                                        --------    ----------           ----------
    At end of period                                                    $ 10,038    $    2,589           $   10,038
                                                                        ========    ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For the Year Ended               From
                                                                              December 31,              Inception To
                                                                          1999         1998            Dec. 31, 1999
                                                                        --------    ----------           ----------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
    Cash paid for interest                                                 $ 350      $ 49,975            $ 111,879
    Cash paid for taxes                                                        -             -                    -

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Common stock for assets' aquired or (exchanged)
    Clinical equipment and fixtures                                            -             -               13,790
    Oil and gas properties
      Acquired                                                                 -             -            3,732,316
      Exchanged                                                                -             -           (3,349,383)
  Preferred stock of an insurance company
      Acquired                                                                 -             -                  750
      Exchanged                                                                -          (750)                (750)
  Stock issued for future transactions
      Amount on issuance of common stock                                   2,000        25,950            1,262,950
      Adjustment to subscriptions receivable                             (24,500)     (110,000)            (621,423)
      Write - off of subscriptions receivable                                  -      (520,391)            (520,391)
  Common stock for
      Goods and services                                                   3,331           849               13,179
      Interest                                                           102,833         1,352              104,212
      Retirement of debt                                                 221,206             -              221,206
      Loan extensions                                                      3,240             -                3,240
  Accrued interest added to principal                                     52,646        41,156               93,802
  Reduction of debt due to settlement                                   (200,000)            -             (200,000)
  Payment of consulting fees directly by noteholder                       22,500             -               22,500

   The accompanying notes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business - The consolidated financial statements include Wasatch Pharmaceutical, Inc., a development stage company, (the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc.

Medisys Research Group, Inc., the original company, was incorporated on September 7, 1989(date of inception). On December 29, 1995, Ceron Resources
Corporation, a company with publicly traded common stock and Medisys completed an Agreement and Plan of Reorganization whereby Ceron issued 85% of its outstanding shares of common stock in exchange for all of the issued and outstanding common stock of Medisys and the name was changed to Wasatch Pharmaceutical, Inc. In 1994, American Institute of Skin Care, Inc. was incorporated to administer the skin treatment programs developed by Medisys.

Skin Treatment and Care - The Company was created to advance and replicate the successful treatment of serious skin diseases, accomplished in clinical trials by American Institute of Skin Care, Inc., plus develop strategies for rapid nationwide growth. The strategy is to reduce medical costs related to the treatment of skin disorders for patients, employers, and health insurance providers.

American Institute of Skin Care Inc. has operated two prototype clinics for the last six years. The products and medical therapies have been tested successfully on hundreds of patients. The Company's activities have been centered on research in the area of serious skin diseases such as Cystic Acne, Eczema, Seborrhea, Contact Dermatitis, Molluscum, Folliculitis, and Acne Rosacea with substantial success in the area of skin rejuvenation.

Oil and Gas Business - In 1996, Wasatch exchanged 2,000,000 of its common shares for a 25% interest in fifty oil and gas wells located in western West Virginia. At the time they were acquired, the properties were not economically productive. In November 1997, after determining the oil and gas developer of Wasatch's West Virginia oil and gas properties would not be able to meet their commitments in accordance the contractual arrangements, negotiations commenced and an acceptable solution was reached in February 1998. Under the agreed upon exchange arrangement, Wasatch would return title to the fifty oil and gas wells acquired in exchange for 1,800,000 of the shares issued and a release from all obligations associated with the oil and gas operations. The transaction resulted in a material loss on disposal of a segment of business.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued).

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

Loss Per Share - In 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All prior period loss per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculation did not result in any change to the Company's previously reported loss per share for all periods presented.

Certain note holders and potential lenders have been issued 2,250,000 shares of the Company's common stock, which would be used as collateral for loans. Since the shares are contingently returnable, they are not included in the average shares outstanding for the earnings per share computation.

The Company has issued approximately 1,704,536 shares for the period January 1, 2000 through March 31, 2000 for cash, note extensions, services and other equity transactions.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued).

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued).

Concentrations of Credit Risk - Wasatch maintains its cash accounts in two banks located in the Salt Lake City, Utah metropolitan area. The FDIC insures the cash balances of $100,000 or less at each bank. At December 31, 1999 the Company did not have any deposits in excess of $100,000 in a bank.

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

Changes in Basis and Presentation - Certain financial statement presentations for 1998 and for the period from inception on September 7, 1989 through December 31, 1998 have been reclassified to conform to the 1999 presentation.

Legal Matters - Wasatch is subject to legal proceedings that have arisen in the ordinary course of its business. In the opinion of management, these actions will not have a material adverse effect upon the financial position of Wasatch.

Advertising - Advertising costs are expensed as incurred.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

2. GOING CONCERN

Since inception, Wasatch has been a dual-purpose development stage enterprise. First, it has developed its clinic based protocol and treatment programs for patient care and maintenance: in addition to the business processes for such patient care. Secondly, Wasatch has been pursuing a strategy to raise sufficient capital for nationwide expansion. At December 31, 1999, management projects that their businesses plan to commence the operational phase of its clinic treatment activities will be implemented in 2000.

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

At December 31, 1999, the Company's operating expenses have exceeded operating revenues. This cumulative deficit has been funded by open account creditor debt, shareholder loans, shareholders' cash investment and common shares exchanged for property and services. Although the Company has continued to operate with the above sources of funds through March 2000, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

3. RELATED PARTY TRANSACTIONS

Discussed below are related party transactions not included in other notes to the financial statements.

During 1999, a principal officer of the Company sold 200,000 shares of his personal holdings of the Company's common stock and lent the Company approximately $139,000. A note was set up and periodic payments have been made. At December 31, 1999, the remainder of this note and another advance made to the Company totaled $47,171 and is in the accompanying balance as directors and shareholders loans.

In 1994, the Company entered into an agreement with a shareholder to redeem 150,000 shares for $25,000. The remaining balance of $5,500 is non-interest bearing and is due on demand.

During the three years ending December 31, 1999, the board of directors approved specific compensation totaling $557,726 for two principal officers with the stipulation that the amounts are to be paid only when sufficient cash is available. The liability represents back pay and the payroll costs paid by the officers for the benefit of the Company.

In 1997, the Company issued 2,200,000 common shares to certain of its officers and directors for consideration in the form of notes totaling $110,000. In 1999, the stock was revalued and notes were reduced to $2,200 (par value).

During 1998, five Directors holding Wasatch notes with a face value of $47,500 agreed to fore-go interest payments for the debt reduction described in the previous paragraph. In 1999 and 1998, several creditor/shareholders elected to add the interest earned to date to their notes principal balance.

During 1999 and 1998, the Company issued 539,699 and 1,342,368 common shares, respectively, to certain shareholder/creditors as compensation for extending the due date on their obligations and in lieu of interest. In 1999, shares totaling 132,415 were issued for principal reduction of debt.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

5. NOTES PAYABLE

Notes payable at December 31, 1998 are as follows:

    Unsecured notes payable to shareholders dated at various
      dates,  generally  accruing  interest at 6.5% to 120%,
      annually, generally are to be repaid from the proceeds
      of a  proposed  share  offering  and in some cases are
      past due by terms of the note.                               $1,760,194

    Collateralized  note  payable  dated August 31, 1998 and
      due six months after  funding with interest at 18% per
      annum.  During the six-month period,  interest only is
      payable monthly with the entire principal  balance due
      March 31, 1999.  Collateral  includes all the tangible
      assets of the Company and its subsidiaries, 25,500,000
      shares  of  Wasatch  common  stock  and the  joint and
      several  guarantees  of the  two  principal  officers.
      During  1999,  the  note  became  delinquent,  but was
      subsequently  fully  paid.  See Note 6 for  additional
      information.                                                     36,514

    Unsecured notes payable to vendors dated various  dates,
      accruing interest at 10%. Certain notes are guaranteed
      by an officer of the Company.                                   112,333

    Advances  from  officer  and  shareholder  to meet  cash
      shortfall,  payable on demand  with  interest  ranging
      from 10% to 30%                                                  57,171

    TOTAL                                                          $1,966,212
                                                                   ==========

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

Common Stock - At December 31, 1999, according to the transfer agents records, there were 48,055,867 shares of common stock issued, but 24,893,477 shares were not considered outstanding. For financial statement purposes, 23,162,391 shares of common stock were considered to be both issued and outstanding. The difference is equal to (1) including 10,044 shares that were sold and paid for in a private placement but lacked the appropriate documentation to allow the transfer agent to physically issue; (2) including 161,123 shares due to the two principal officers of the Company under a sale and exchange agreement discussed elsewhere both of which are considered as issued and outstanding for financial presentation purposes; (3) excluding 1,864,653 shares that were issued to an overseas dealer to cover a placement commitment but held by the transfer agent awaiting completion of the individual sales under the commitment and (4) excluding 23,200,000 shares returned in a settlement agreement with a lender of a delinquent loan which are not considered as outstanding.

Preferred Stock - Preferred stock dividends on Series A are required to the extent that there is net income and that there are funds legally available. To the extent funds are not legally available in net income years, the payment of the dividends calculated shall be deferred until such time as there shall be funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1 per share plus accrued and unpaid dividends. The Company has not declared or paid preferred dividends since inception.

Stock Exchange Arrangement with Principal Officers - To assist the Company in raising capital, its two principal officers initiate a series of transactions where by they transfer Company shares they own to a financial intermediary, ProVision Capital Funding, Inc. (ProVision), which is an exclusive agent "to find" the Company up to $7 million in long-term capital.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. CAPITAL STRUCTURE (Continued)

The officers transfered shares to ProVision in a private placement that is exempt from registration under the federal securities law. ProVision then sells the common stock it has received from the officers to qualified investors in an exempt transaction and remits 50% of the collected proceeds to the officers who deposit the funds in the Company.

To complete the transaction process, the Company and the officers executed an exchange agreement, which directs that the funds generated from the sales of securities go directly to the Company. The officers will receive 1.1 restricted shares of the Company stock for each share exchanged with ProVision. The transactions commenced in October 1999 with the transfer of 500,000 shares to ProVision by the officers. In December 1999, the two officers transferred an additional 300,000 shares to ProVision.

At December 31, 1999, the Company had replaced the original 500,000 with 550,000 new shares. ProVision had placed with investors 646,475 of the 800,000 shares rendered. Under the terms of the placement, ProVision retains 50% of the net proceeds from share sales. The parties have established a share sales price floor that will yield not less than $.30 per share to the Company.

The funds raised to date amount to $168,622. The program is continuing with 533,298 shares sold through the three month ended March 31, 2000.

Equity Advisor Agreement - On October 27 1999, the Company executed an "Equity Advisor" agreement with European Equity and Guarantee Corporation (EEG). According to the agreement an "Equity Advisor" is one who sells stocks, shares or other financial instruments.

In addition, the Company entered into a third party escrow agreement for the control of the EEG transaction. The Company has committed 2,000,000 shares to the EEG sales and marketing plan. During 1999, EEG sold 135,357 shares of the company's stock and the net proceeds to the Company, after deducting EEG commissions of 50%, was $48,762. EEG has agreed to purchase stock from the company at an amount to be not less than 50% of the mid price between bid and ask values at the time of sale.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. CAPITAL STRUCTURE (Continued)

Stock Issued for Future Transactions - At December 31, 1999, the Company had two types of stock transactions that are dependent on future events for their consummation. Two separate note holders have been issued 750,000 common shares as collateral on notes payable with an aggregate value of $319,700. Generally, the security agreements provide that Wasatch will retain the voting rights to the collateral until such time as a default of the loan agreement occurs, then those rights will pass to the note holders. At December 31, 1999, the Company has defaulted under one loan agreement, but the note holder has not taken any action to enforce control over the collateral. The second loan defaulted in March 2000.

Concession and Compromise with Note Holder - During 1999, Collier Development & Management, Inc. the note holder with 25,500,000 common shares as collateral called for a shareholders' meeting. The Company was in a position whereby the Federal securities law prohibits solicitation of proxies. The result is that the Company will not be able to have a shareholders meeting until all of its Securities and Exchange Commission compliance filings have been submitted on a timely basis.

Negotiations commenced and the parties reached a compromise and resolution in March 2000. Under the settlement agreement, Collier received $214,750 in cash for principal and interest and 2,300,000 shares of common stock and the Company received the return of 23,200,000 shares of its common stock and the extinguishment of $165,972 of debt.

The above transactions have been reflected in these financial statements.

Capital Markets Fund Raising Efforts - During 1999 and 1998, various individuals and companies were issued 3,112,700 and 848,750 common shares, respectively, as compensation for their attempts to raise capital for the Company.

Special Issue of Common Shares to Note Holders - In September 1998, the Company issued 500,000 common Shares to long-term note holders, who had not previously been compensated for extending credit and allowing interest to accumulate. This compensation factor did not change or reduce the company's obligations for principal and interest.

Share Sale To Officers and Directors - In 1997, the board authorized the sale of 2,200,000 common shares to the two principal officers (500,000 shares each) and six directors (200,000 each) at $.25 per share. In 1999, the price per share was reduced to $.001 per share and the fair value of the shares was reported to the IRS as compensation.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. CAPITAL STRUCTURE (Continued)

Joint Venture to Raise Long-Term Capital - During 1998, the Company entered into a joint venture arrangement with Beehive International, a Nevada corporation, in an attempt to raise long-term capital from a foreign lender. The foreign lender was committed to advance $20 million each to Wasatch and Beehive. Under the terms of the proposed loan, the lender required a $10 million good faith deposit for a period of 24 months.

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

In a final attempt to get Berkshire to perform, Wasatch escrowed an additional $200,000 in February 1999. Once again, the documentation and arrangements of Berkshire did not satisfy the foreign lender. At this point the lender withdrew his commitment. Berkshire continued to contend they had met the requirements of the escrow agreement and had earned the fee. Wasatch contested that and in May 1999 agreed to release the funds escrowed in February in exchange for a release on the indebtedness under the funds advanced Wasatch by Assured Capital Corporation. At the time of the offset, the accrued interest on the note ($13,000) was credited to operations as other income.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. CAPITAL STRUCTURE (Continued)

Although management believes it has a solid case and legal counsel is optimistic about the outcome, there is a major uncertainty due to the Company's lack of resources to aggressively pursue timely legal remedies. In light of the uncertainties, management concluded to charge-off the $500,000 in fees advanced Berkshire. That amount is included in general and administrative expenses of the statement of operations for the year ended December 31, 1998. The Company is currently reviewing and evaluating its legal remedies.

Escrowed Share Agreement - In 1996, the Company executed two agreements, each of which resulted in issuing 6,000,000 shares of the Company's stock to an insurance company for a $30,000,000 note payable to Wasatch (total of 12,000,000 shares for $60,000,000). Following a failure to meet commitments, Wasatch management concluded the insurance company could not perform in accordance with the agreement. The shares issued were cancelled for lack of consideration and because of certain fraudulent acts of the insurance company's management. A third party, believed to be an affiliate of the insurance company, has filed suit asserting it was an innocent party who had acquired ownership to the Company's stock. Management and counsel believe that the pending trial will reveal the meritorious nature of their defense. In as much as the transaction was dependent on significant contingencies, none of which occurred, Wasatch has not recorded the transaction in its books and records.

Stock Options

General - In November 1996, Wasatch reserved 100,000 shares of the Company's stock as potential compensation to consultants and other parties. The shares to be issued are to be determined by the President. In June 1999, the Company extended the options of four shareholders to purchase 750 shares until June 2000 and changed the option price to $.50 per share.

Non-Qualified Stock Option Plan - On December 16, 1996, Wasatch adopted the 1996 Non Qualified Stock Option Plan ("Plan") with 1,700,000 shares of the Company's common stock being issuable at the discretion of Board of Directors. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. The Plan is designed to allow the Company to provide stock as an incentive to employees, officers, directors and consultants who provide services. As of December 31, 1999, 265,000 shares remain to be granted under this plan.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. CAPITAL STRUCTURE (Continued)

1997 Options Granted Officers - The Board of Directors approved an incentive stock option plan for the benefit of officers and key employees and set aside 2,000,000 shares for this purpose. At December 31, 1997, options were granted to the two principal officers (1,350,000) at $.05 per share, 50% are exercisable on December 31, 1998 and 50% on December 31, 1999. The expiration date is open. The Company did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service. The options granted are considered outstanding by the Company.

1999 Options Granted Officers and Directors- The Board of Directors approved on March 4, 1999 an incentive stock option plan for the benefit of officers and directors and set aside 5,000,000 shares for this purpose. On March 4, 1999, five year fully vested options were granted to the two principal officers (4,000,000) and two directors (700,000) at $.001 per share. Generally the plan calls for the vesting period to be determined by the Board of Directors and will have a term of two years. The Company did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service. The options granted are considered outstanding by the Company.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. CAPITAL STRUCTURE (Continued)

Options - Stock option activity for the Company during 1999 was as follows:

                                                              Expired or            Ending         Expiration
  Price Per Share                             Granted          Exercised             1999             Date
-------------------                        -----------         ---------          ----------       -----------
Granted 1999
   Consultants
               1.00                             25,000            -                   25,000      June 19, 2000

    Employees and
        directors
                 .001                        4,700,000            -               4,700,000       March 4, 2004

   Shareholder
                 .50                               750            -                     750       June 30, 2000
               1.00*                            50,000            -                  50,000     December 4, 2001

Granted 1997
   Consultants
               1.00                             65,000           65,000                -          April 10, 1999

   Others
               1.00                             25,000               -               25,000        June 19, 2000
               1.00                             10,000           10,000                -          April 10, 1999

   Employees and
      directors
                 .001                        1,350,000             -             1,350,000       December 31, 2002
                                             ---------      ------------         ---------
Total                                        6,225,750           75,000          6,150,750
                                             =========      ============         =========
Expired                                                          75,000
                                                            ============

         *There are escalations based upon increases in the trading price.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

6. CAPITAL STRUCTURE (Continued)

Incentive Based Compensation - The fair value of options granted will be estimated on the date of grant using the Black-Scholes options pricing model, assuming a risk free interests rates ranging from 6.15% for one year options to 6.56% for five year options, no expected dividend yield, the expected life of the options and zero expected volatility. The zero volatility will be assumed because the shares are not currently tradable in a secondary market system.

The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for any stock option agreements. No options were granted in 1998 and options totaling 4,775,000 shares were granted in 1999. Had compensation cost been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the year ended December 31, 1999 and 1998 would have been as reflected in the pro forma amounts indicated below:

                                                  1999               1998
                                              ------------       ------------
       Net loss                               $ (1,503,245)      $ (1,458,683)
                                              ============       ============
       Net loss per common share              $      (.086)      $      (.077)
                                              ============       ============

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

7. INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax at December 31, 1999 and 1998:

                                                                  1999                    1998
                                                              ------------             ------------

       Loss before income taxes                               $ (1,168,750)            $ (1,458,683)
                                                              ============             ============
       Income tax benefit computed at statutory rates
                                                              $   (397,375)            $  (495,952)
           Increase in valuation allowance
                                                                   395,216                 492,585
       Permanent differences:
           Nondeductible expenses                                    2,159                   3,367
                                                              ------------             ------------
           Tax benefit                                        $          -             $         -
                                                              ============             ============

No federal income taxes have been paid since the inception of the Company.

Deferred Income Taxes - The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                                                  1999                     1998
                                                              ------------             ------------
     Deferred tax liabilities                                 $          -             $          -
                                                              ------------             ------------
     Deferred tax assets:
       Net operating loss carry forwards                         1,822,613               1,427,397
       Valuation allowance                                      (1,822,613)             (1,427,397)
                                                              ------------             ------------
     Total deferred tax assets                                           -                        -
                                                              ------------             ------------
     Net deferred tax asset (liability)                       $          -             $          -
                                                              ============             ============

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

7. INCOME TAXES (Continued)

Deferred income tax provisions for the years ended December 31, 1999 and 1998 result from the following temporary differences:

                                                                   1999                     1998
                                                              ------------             ------------
     Net operating loss carryforward benefit                  $   (395,216)            $   (492,585)
     Valuation allowance                                           395,216                  492,585
                                                              ------------             ------------
     Total deferred tax benefit                               $          -             $         -
                                                              ============             ============

Net Operating Loss Carryforwards - As of December 31, 1999, the Company had cumulative net operating loss carryforwards ("NOL") for federal income tax purposes of approximately $ 5,360,626, which expire in 2007 through 2019, and net operating loss carryforwards for alternative minimum tax purposes of approximately the same amount which expire in 2007 through 2019. Due to ownership changes, Internal Revenue Code Section 382 will limit future utilization of the net operating loss carryforwards.

8. COMMITMENTS AND CONTINGENCIES

Lease Commitment - The Company has two leases for office space. One lease has rent of $725 per month through February 2000 and is currently on a month-to-month lease. The second lease has a rent of $1,765 per month and expires in September 2000. Rent expense was approximately $37,000 and $35,000 for 1999 and 1998, respectively.

Litigation Involving Contingent Shares - A former director is affiliated with a company that is contending they are legitimate holders in due course of 12,000,000 of the Company's common shares. Wasatch asserted that consideration was never received and, consequently, the shares were cancelled. See Note 6 Capital Structure.

9. SUBSEQUENT EVENTS

The Company reached a settlement in March 2000 with the lender of a delinquent loan, which was secured by 25,500,000 share of the Company's common stock. See
Note 6 - Capital Structure.

                          WASATCH PHARMACEUTICAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

10. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are as follows:

                                                                                 From
                                               December 31,                  Inception To
                                          1999              1998             Dec. 31, 1999
                                       ---------       -----------           -----------
     Officers compensation             $ 311,602         $ 365,605           $ 1,287,127
     Loss on capital raising venture           -           500,000               500,000
     Professional fees                   146,443            70,535               390,377
     Travel                                6,350             9,127                79,471
     Telephone                             7,234            13,208                68,310
     Other                               71,370             73,776               617,775
                                       ---------       -----------           -----------
     Total                             $ 542,999       $ 1,032,251           $ 2,943,060
                                       =========       ===========           ===========

                                      F-28