Form 10QSB
period 2000-03-31
WASATCH PHARMACEUTICAL INC
filed 2000-05-17
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes [ X ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class A Common  Stock,  $.001 Par Value,  24,293,534  shares issued and outstanding. The issued and outstanding shares exclude 1,515,014 shares contingently issued for a specific incomplete common stock private placement program but include 738,101 shares to be issued the two principal officers for shares they have provided in a private sale solely for the benefit of the Company and 10,044 shares that were paid for but unissued awaiting the appropriate documentation from the purchaser.

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

The unaudited balance sheet of the Registrant as of March 31, 2000, and the related audited balance sheet of the Registrant as of December 31, 1999, the unaudited related statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 and from inception (September 7, 1989) through March 31, 2000, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

The following financial statements are included in this report:

         Consolidated Balance Sheet as of March 31, 2000 and
           December 31, 1999  ..........................................   F-1

         Consolidated Statements of Operations for the Quarter
           ended March 31, 2000, 1999 and from inception (September
           7, 1989) through March 31, 2000..............................   F-2

         Consolidated Statements of Changes in Common Stockholders'
            (Deficit) for the Quarter ended March 31, 2000 and from
            inception (September 7, 1989) through March 31, 2000........   F-3

         Consolidated  Statements of Cash Flows for the Quarter
            ended  March 31, 2000, 1999 and from inception
            (September 7, 1989) through March 31, 2000..................   F-4

         Notes to the Consolidated Financial Statements.................   F-5

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

         The Company has developed proprietary technology for the treatment of various skin disorders, including acne, eczema, and psoriasis. After successfully completing controlled clinical studies, the company established prototype clinics to duplicate the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in an Internet network of patients and doctors and Company owned clinics across the country. The two prototype treatment clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

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

         The Company had been seeking funding to establish an Internet presence, open additional clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs, an advertising campaign and supplemented by a physician referral program, revenues could be increased substantially with the infrastructure in place that is operating at 10% to 15% of clinic capacity.

         On April 19, 2000, the Company entered into an agreement with a private investment group to provide up to $13,000,000 in long-term capital funding. Under the agreement, the investment group will provide $800,000 during the 45 days following the original closing amount of $200,000. The funding structure is built around 8% Convertible Debentures, due April 19, 2003, and issued in $500,000 increments each 60 days following the above original two purchases. The total funding level is at the discretion of the investor.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had current assets of $36,214 and current liabilities of $3,465,385, generating a working capital deficit of $3,429,171, which is a 1% increase from December 31, 1999. The increase in the deficit is due to the Company's operating loss of $325,212 for the three-month period ended March 31, 2000. The deficit was financed with new borrowings of $38,800 and additional shareholder investment of $300,000.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2000, the Company had revenues of $7,682, compared to revenues of $14,238 for the same period of 1999, a decrease of 50%. The Company's operating expenses increased $6,000 in the first three months of 2000, as compared to the first three months of 1999. In as much as the company conducted its clinic practice in a traditional profit motivated manner, the costs increase because the Company maintains a core technical and management staff in anticipation of rapid growth.

         The Company's corporate expenses increased $96,400 to $190,600 and interest expense decreased $21,300 to $70,721 for 1st quarter of 2000 when compared to 1999. These corporate expense variations are attributable to the timing of expenditures for fund raising activities, increased audit costs associated with filing the annual SEC reports for the years 1997 through 1999, increased legal costs attributable to SEC filings and raising capital and the increasing Company debt. The decrease in interest is attributable to the settlement arrangement on a $300,000 debt which provided an interest free period and the new borrowing were late in the first quarter of 2000. For the first quarter of 2,000, the Company had a net loss of $325,212 compared to a loss of $227,502 in the same period of 1999. The Company anticipates that the losses will continue for a six to eight month period until the recently obtained funding will enable management to fully implement the Company's business plan.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         On November 1 and 15, 1996 the Company entered into certain contractual arrangements with Lindbergh Hammar, Inc. ("Lindbergh") which resulted in the Company issuing 12 million shares of restricted Common Stock in exchange for a note issued by Lindbergh with a face value of $60 million. The Company retained voting rights on the Common Stock issued. Upon default of the note, the Company made demand for payment and, failing to receive payment, proceeded to terminate the contract and instructed its transfer agent to cancel the shares. After the contract was terminated, Lindbergh transferred the 12 million shares of the Common Stock issued in the transaction to a newly formed offshore corporation, Crestport Insurance, which the Company believed had been organized by the owner and CEO of Lindbergh.

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

                          ITEM 2. CHANGES IN SECURITIES

During the first quarter the following common share transactions occurred:

         a.  Issued 22,000 restricted common shares to creditors for extensions.
         b. Issued 1,290,807 restricted common shares for cash totaling $ 300,331.86
         c.  Issued 125,000 shares for cancellation of debt totaling $16,990.71.
         d.  Issued 1,193,336 shares to consultants for services.
         e. Cancelled 1,500,000 shares previously issued as collateral for a future loan that didn't materialize.

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

     (b) Reports on Form 8-K - Dated May 3, 2000 - Debenture Sale - Summarized as follows.

         On April 19, 2000 Wasatch signed a Securities Purchase Agreement with Aspen Capital Resources, L.L.C. in connection with a $10,000,000 program to fund the growth and development of the Company. Under the program, the Company will issue 8% Convertible Debentures over a three year period. The initial issue was for $200,000 with a subsequent issue of $800,000 within ninety days and $500,000 bi-monthly there after until the entire program is funded. Purchasing the entire Debenture issue is at the discretion of the investors and the issue will be due April 19, 2003.

         The debentures are convertible 90 days after the initial issue at 80% of the market value of the Company's stock on the date of conversion. In addition, the Company issued detached warrants that allows Aspen to purchase common shares based on a formula related to the conversion price of the 8% Debentures. The purchase price of the warrant rights is based on the trading price of the Company's stock.

         The Company plans to use the funds to initiate its Internet e commerce development, to commence the commercial development of its prototype clinics, to bring to a conclusion the FDA product application and introduce the associated products in the marketplace, to develop relationships with major HMO's, PPO groups and insurance companies and to meet other working capital needs.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.

Dated: May 16, 2000


By: /s/ David K. Giles
    -----------------------
    David K. Giles
    Chief Financial Officer &
    Corporate Secretary

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       March 31,          December 31,
                                                                         2000                 1999
                                                                      ----------           ----------
                                                                      (Unaudited)
CURRENT ASSETS
  Cash                                                                $   10,600           $   10,038
  Accounts receivable - trade                                              3,186                2,616
  Inventory                                                                9,103                3,673
  Prepaid expenses                                                        13,324                8,305
                                                                      ----------           ----------
Total Current Assets                                                      36,214               24,632
                                                                      ----------           ----------

PROPERTY AND EQUIPMENT
  Clinic and office equipment                                             58,827               44,819
  Less accumulated depreciation                                          (36,389)             (35,122)           9,697
                                                                      ----------           ----------
    Net Property and Equipment                                            22,438                9,697            14,008
                                                                      ----------           ----------
OTHER ASSETS                                                              40,000               10,200            (2,334)
                                                                      ----------           ----------
TOTAL ASSETS                                                          $   98,651           $   44,529            21,371
                                                                      ==========           ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                            $  254,622           $  239,812
  Accrued interest                                                       500,047              463,375
  Accrued salaries                                                       562,126              557,726
  Payroll taxes                                                           91,003              103,418
  Other accrued expenses                                                  56,671               57,018
  Notes and advances currently due:
    Short-term shareholder advances                                       55,103               57,171
    Vendors                                                              112,333              112,333
    Stockholders and others                                            1,816,639            1,796,708
                                                                      ----------           ----------
Total Liabilities                                                      3,448,544            3,387,561
                                                                      ----------           ----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued and outstanding                           49                   49
  Common stock, $0.001 par value, 50,000,000 shares                                                 -
    authorized, 24,293,534 shares issued and outstanding                  24,419               23,162
  Additional paid-in capital                                           2,345,134            2,029,388
  Accumulated development stage deficit                               (5,718,744)          (5,393,382)
                                                                      ----------           ----------
                                                                      (3,349,143)          (3,340,783)
  Less consideration due on shares issued                                   (750)              (2,250)
                                                                      ----------           ----------
Total Stockholders' Deficit                                           (3,349,893)          (3,343,033)
                                                                      ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   98,651           $   44,529
                                                                      ==========           ==========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                     For the Quarter Ended March 31,            From Inception
                                                                    -----------------------------------          To March 31,
                                                                         2000                 1999                     2000
                                                                      ----------           ----------              ----------
REVENUES
  Professional fee income                                             $    1,380           $    4,281              $  215,467
  Product sales                                                            6,302                9,957                 427,478
                                                                      ----------           ----------              ----------
      Total Revenues                                                       7,682               14,238                 642,945
                                                                      ----------           ----------              ----------
OPERATING EXPENSES
  Cost of products sold                                                    1,268                  291                  49,276
  Salaries                                                                48,030               36,266                 527,600
  Employee leasing                                                             -                    -                 218,745
  Payroll taxes                                                            4,630                3,239                  50,949
  Physicians fees                                                          4,350                7,616                 242,218
  Rent                                                                     6,739               10,059                 176,672
  Advertising                                                                  -                1,487                 212,552
  Depreciation                                                             1,267                1,314                  30,523
  Other                                                                    5,311                5,359                  62,800
                                                                      ----------           ----------              ----------
      Total Operating Expenses                                            71,595               65,631               1,571,335

GENERAL AND ADMINISTRATIVE EXPENSE                                       190,578               84,108               2,590,639

INTEREST                                                                  70,871               92,000                 621,248
                                                                      ----------           ----------              ----------
      Total Expenses                                                     333,044              241,739               4,783,222
                                                                      ----------           ----------              ----------
LOSS BEFORE DISCONTINUED OPERATIONS AND
  THE PROVISION FOR INCOME TAXES                                        (325,362)            (227,502)             (4,140,277)

     LOSS FROM DISCONTINUED OPERATIONS                                         -                    -                (409,718)
                                                                      ----------           ----------              ----------

NET LOSS BEFORE INCOME TAXES                                            (325,362)            (227,502)             (4,549,995)

     PROVISION FOR INCOME TAXES                                                -                    -                       -
                                                                      ----------           ----------              ----------

NET LOSS                                                              $ (325,362)          $ (227,502)            $(4,549,995)
                                                                      ==========           ==========             ===========
Loss per share before discounted operations                           $   (0.014)          $   (0.017)            $    (0.179)
     LOSS PER SHARE FROM DISCONTINUED BUSINESS                                 -                    -                  (0.018)
                                                                      ----------           ----------              ----------
BASIC LOSS PER COMMON  SHARE                                          $   (0.014)          $   (0.017)             $   (0.196)
                                                                      ==========           ==========              ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                             23,122,579           13,196,095              23,161,462
                                                                      ==========           ==========              ==========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     For the Quarter Ended March 31,            From Inception
                                                                    -----------------------------------          To March 31,
                                                                         2000                 1999                     2000
                                                                      ----------           ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $ (325,362)          $ (227,502)            $(4,549,994)
  Adjustments to reconcile net (Loss) to net cash
    used by operating activities:
    Depreciation and depletion                                             2,334                1,707                  30,826
  Depreciation and losses on fixed asset disposals
    Clinic assets                                                              -                    -                  15,234
    Oil and gas assets                                                         -                    -                 387,122
  Loss on disposal of oil and gas properties                                                                                -
  Increase (decrease) in working capital                                                                                    -
    (Increase) decrease in receivables                                      (570)               4,033                  (7,745)
    (Increase) decrease in related party receivable                            -                    -
    (Increase) decrease in inventory                                      (5,431)                 264                 (12,589)
    (Increase) decrease in prepaid expenses                               (5,019)                   -                  (5,619)
    Increase (decrease) in accounts payable                               14,810               46,252                 252,419
    Increase (decrease) in accrued interest                               36,672               70,273                 392,932
    Increase (decrease) in other accruals                                 (8,362)              46,311                 428,516
                                                                      ----------           ----------             -----------
    Net cash used by operating activities                               (290,928)             (58,662)             (3,068,899)
                                                                      ----------           ----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                           -
    Purchase of fixed assets                                             (14,008)                   -                 (41,772)
    (Increase) decrease in other assets                                  (29,800)            (200,000)                (30,000)
                                                                      ----------           ----------             -----------
    Net cash provided (used) by investing activities                     (43,808)            (200,000)                (71,772)
                                                                      ----------           ----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                                  275,185               2,376,207
    Expenses paid by shareholder                                               -                    -                  38,323
    Repayment of loans                                                         -              (26,065)               (456,791)
    Proceeds from sale of common shares                                  300,171                7,113                 810,636
    Capital contributed by shareholder                                         -                    -                 154,800
    Collection of share subscriptions                                                                                 141,726
    Common shares exchanged for debt                                           -                   70                  12,318
    Exercised stock options                                                    -                    -                 125,250
    Redemption of common shares                                                -                    -                 (20,409)
    Cost of raising capital                                                    -                    -                 (73,366)
                                                                      ----------           ----------             -----------
    Net cash provided used by financing activities                       300,171              256,303               3,108,694
                                                                      ----------           ----------             -----------
NET INCREASE (DECREASE) IN CASH                                          (34,565)              (2,359)                (31,976)
  Balance at beginning of period                                          10,038                2,589                       -
                                                                      ----------           ----------             -----------
  Balance at end of period                                            $  (24,527)          $      230             $   (31,976)
                                                                      ==========           ==========             ===========

 The accompanying footnotes are an integral part of this financial information


                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            ---------------------------------------------------------
                                   (Unaudited)


                                                 Preferred       Common Stock           Additional      Accumulated        Total
                                                   Stock    ----------------------       Paid - In      Development    Stockholders'
                                                  Amount     Shares        Amount         Capital      Stage Deficit       Equity
                                                 ---------  ----------   ---------      ------------  ---------------    -----------
Balance forward December 31, 1998                  $ 49    38,822,821    $ 38,823       $ 1,322,096    $(4,224,631)    $(2,863,664)

Shares issued in connection with:
      Note extensions                                 -        70,000          70                 -              -              70
      Securities sold for cash                        -        70,000          70             6,930              -           7,000
      Services rendered                               -        83,000          83                 -              -              83
      Employee benefits                                        30,000          30                 -              -              30

Shares issued to potential investor to be used
   as interim loan collateral                         -        30,000          30                 -              -              30

Net loss for the quarter ended March 31, 1999         -             -           -                 -       (227,502)       (227,502)
                                                   ----    ----------    --------       -----------    -----------     -----------
Balance March 31, 1999 of stockholders'
      equity-per committed contracts                 49    39,105,821      39,106         1,329,026     (4,452,133)     (3,083,952)

      Less shares issued for future transactions      -   (26,265,000)    (26,265)          (24,500)             -         (50,765)
                                                   ----    ----------    --------       -----------    -----------     -----------

Net equity March 31, 1999                          $ 49    12,840,821    $ 39,055       $ 1,278,312    $(4,452,133)    $(3,134,717)
                                                   ====    ==========    ========       ===========    ===========     ===========

Shares issued in connection with:
     Loan extensions                                          147,000        147                                               147
     Securities sold for cash                                 713,829        714            168,191                        168,905
     Services rendered                                      1,193,336      1,193                  -                          1,193

 Shares issued in stock exchange arrangement
     Replacement shares issued                                      -          -                  -                              -
     Replacement shares to be issued                          576,978        577            130,689                        131,266

Shares issued as collaterial
     Contingent shares returned                            (1,500,000)    (1,500)                                           (1,500)
                                                                                                                                 -
Net loss for the quarter ended March 31, 2000         -             -          -                  -       (325,362)       (325,362)
                                                   ----    ----------    --------       -----------    -----------     -----------
Balance March 31, 2000 of stockholders'
     equity-per committed contracts                  49    24,293,534     24,294          2,328,268     (5,718,744)     (3,366,134)

Common shares issud without consideration             -      (750,000)      (750)                 -              -            (750)
                                                   ----    ----------    --------       -----------    -----------     -----------
Net equity March 31, 2000                          $ 49    23,543,534    $23,544        $ 2,328,268    $(5,718,744)    $(3,366,884)
                                                   ====    ==========    ========       ===========    ===========     ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

         The consolidated financial statements include Wasatch Pharmaceutical, Inc. (a development stage company) (the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc.

         The Company's predecessor, Medisys Research Group, Inc., a Utah corporation, (Medisys) was incorporated on September 7, 1989 for the purpose of developing treatment programs for various skin disorders. On January 21, 1994, American Institute of Skin Care, Inc. (AISC) was incorporated as a wholly owned Utah subsidiary of Medisys to administer the skin treatment programs developed by Medisys.

         On December 29, 1995, Ceron Resources Corporation, an unrelated publicly held company, and Medisys completed an Agreement and Plan of
Reorganization whereby Ceron issued 85% of its outstanding shares of common stock in exchange for all of the issued and outstanding common stock of Medisys. In a January 1996 statutory reorganization, Ceron was merged with the Company and the Company was reincorporated in Utah as Wasatch Pharmaceutical, Inc.

         The acquisition of Medisys by Ceron was accounted for as a purchase by Medisys because the shareholders of Medisys control the surviving company. There was no adjustment to the carrying value of the assets or liabilities of Ceron in as much as its market value approximated the carrying value of net assets. In summary, Ceron is the acquiring entity for legal purposes but Medisys is the surviving entity for accounting purposes. .

         For the purpose of this financial presentation "Inception" shall mean September 7, 1989, which was the commencement of Medisys operations.

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the first quarter of 1999 have been reclassified to conform to the 2000 presentation.

NOTE  3 - GOING CONCERN PREMISE

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue to operate. The Company has sought short-term funding and planned to obtain long-term funding through a broad based public stock offering. Management believes that sufficient funding to commence profitable operations will be provided by the debenture program set forth below.

         On April 19, 2000, the Company entered into an agreement with a private investment group to provide up to $13,000,000 in long-term capital funding. Under the agreement, the investment group will provide $800,000 during the 45 days following the original closing funding of $200,000. The funding structure is built around Convertible Debentures issued in $500,000 increments each 60 days following the original two purchases.

                         WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative three month periods ended in 2000 and 1999 and from inception through March 31, 2000 are:

                                                                    From
                                                                 Inception
                                        First  Quarter             To Mar. 31
                                  ------------ ------------    ---------------
                                     2000         1999              2000
                                  ------------ ------------    ---------------
         Officers' compensation       $56,250      $40,439         $1,343,377
         Professional services         86,363       35,742            476,740
         Fund raising expense          10,663        4,301             90,271

         Finders fees                       0          145             41,386

         Travel                        11,746          569             91,217

         Telephone                      1,872        1,241             70,182
         Insurance                          0            0             15,912
         Postage                           18            0             15,840
         Payroll tax penalties              0            0             36,569
         Other                         23,666        1,671            952,143
                                  ------------ ------------    ---------------
         Total                       $190,578      $84,108        $3,133,637
                                  ============ ============    ===============


NOTE 4 - EARNINGS PER SHARE

         Earnings Per Share is based on 24,293,534 shares issued and outstanding March 31, 2000. The issued and outstanding shares exclude 1,515,014 shares contingently issued for an incomplete specific common stock private placement program but include 738,101 shares to be issued the two principal officers for shares they have provided in a private sale solely for the benefit of the Company and 10,044 shares that were paid for but unissued awaiting the appropriate documentation from the purchaser. In addition, for Earnings Per Share calculations, 750,000 collateral shares were excluded from the issued and outstanding shares.