Form 10QSB/A
period 2000-03-31
WASATCH PHARMACEUTICAL INC
filed 2000-06-23
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                     AMENDED

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        For the transition period from _______________to_________________

                         Commission file number: 0-22899

                          Wasatch Pharmaceutical, Inc.
               (Exact name of registrant as specified in charter)

               Utah                                          84-0854009
            ----------                                    -----------------
    State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
    incorporation or organization


                    714 East 7200 South, Midvale, Utah       84047
                    ----------------------------------       -----
               (Address of principal executive offices)    (Zip Code)

                                 (801) 566-9688
                              --------------------
                 Issuer's telephone number, including area code

                                 Not Applicable
                              --------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

The following financial statements are included in this report:

         Consolidated Balance Sheet as of March 31, 2000 and
           December 31, 1999 ............................................ F-1

         Consolidated Statements of Operations for the Quarter
           ended March 31, 2000, 1999 and from inception
           (September 7, 1989) through March 31,
           2000......................................................... F-2

         Consolidated Statements of Changes in Common
           Stockholders' (Deficit) for the Quarter ended March
           31, 2000 and from inception (September 7, 1989)
           through March 31, 2000....................................... F-3

         Consolidated Statements of Cash Flows for the Quarter
           ended March31, 2000,1999 and from inception (September
           7, 1989) through March 31, 2000.............................. F-4

         Notes to the Consolidated Financial
           Statements................................................... F-5

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   March 31,          December 31,
                                                                      2000                1999
                                                                  -----------          -----------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                            $    10,600          $    10,038
  Accounts receivable - trade                                           3,186                2,616
  Inventory                                                             9,103                3,673
  Prepaid expenses                                                     13,324                8,305
                                                                  -----------          -----------
                  Total Current Assets                                 36,214               24,632
                                                                  -----------          -----------

PROPERTY AND EQUIPMENT
  Clinic and office equipment                                          59,893               44,819
  Less accumulated depreciation                                       (37,456)             (35,122)
                                                                  -----------          -----------
    Net Property and Equipment                                         22,438                9,697
                                                                  -----------          -----------
OTHER ASSETS                                                           40,000               10,200
                                                                  -----------          -----------
TOTAL ASSETS                                                      $    98,651          $    44,529
                                                                  ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                        $   254,622          $   239,812
  Accrued interest                                                    500,047              463,375
  Accrued salaries                                                    562,126              557,726
  Payroll taxes                                                        91,003              103,418
  Other accrued expenses                                               56,671               57,018
  Notes and advances currently due:
    Short-term shareholder advances                                    55,103               57,171
    Vendors                                                           112,333              112,333
    Stockholders and others                                         1,816,639            1,796,708
                                                                  -----------          -----------
                  Total Liabilities                                 3,448,544            3,387,561
                                                                  -----------          -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued and outstanding                        49                   49
  Common stock, $0.001 par value, 50,000,000 shares                                              -
    authorized, 24,293,534 shares issued and outstanding               24,294               23,162
  Additional paid-in capital                                        2,345,134            2,029,388
  Accumulated development stage deficit                            (5,718,619)          (5,393,382)
                                                                  -----------          -----------
                                                                   (3,349,143)          (3,340,783)
  Less consideration due on shares issued                                (750)              (2,250)
                                                                  -----------          -----------
                  Total Stockholders' Deficit                      (3,349,893)          (3,343,033)
                                                                  -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    98,651          $    44,529
                                                                  ===========          ===========

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                       For the Quarter Ended March 31,        From Inception
                                                                       -------------------------------          To March 31,
                                                                           2000               1999                  2000
                                                                        ----------          ----------           ----------
REVENUES
  Professional fee income                                               $    1,380          $    4,281           $  229,781
  Product sales                                                              6,302               9,957              457,783
                                                                        ----------          ----------           ----------
           Total Revenues                                                    7,682              14,238              687,564
                                                                        ----------          ----------           ----------
OPERATING EXPENSES
  Cost of products sold                                                      1,268                 291               52,760
  Salaries                                                                  48,030              36,266              698,785
  Employee leasing                                                               -                   -              218,745
  Payroll taxes                                                              4,630               3,239               89,613
  Physicians fees                                                            4,350               7,616              272,218
  Rent                                                                       6,739              10,059              213,681
  Advertising                                                                    -               1,487              214,597
  Depreciation                                                               1,267               1,314               35,777
  Other                                                                      5,311               5,359               87,952
                                                                        ----------          ----------           ----------
           Total Operating Expenses                                         71,595              65,631            1,884,128

GENERAL AND ADMINISTRATIVE EXPENSE                                         190,453              84,108            3,133,513

INTEREST                                                                    70,871              92,000              978,825
                                                                        ----------          ----------           ----------
           Total Expenses                                                  332,919             241,739            5,996,466
                                                                        ----------          ----------           ----------
LOSS BEFORE DISCONTINUED OPERATIONS AND
  THE PROVISION FOR INCOME TAXES                                          (325,237)           (227,502)          (5,308,902)
  LOSS FROM DISCONTINUED OPERATIONS                                              -                   -             (409,718)
                                                                        ----------          ----------           ----------
NET LOSS BEFORE INCOME TAXES                                              (325,237)           (227,502)          (5,718,620)
   PROVISION FOR INCOME TAXES                                                    -                   -                    -
                                                                        ----------          ----------           ----------
NET LOSS                                                                $ (325,237)         $ (227,502)         $(5,718,620)
                                                                        ==========          ==========          ===========
  Loss per share before discounted operations                           $   (0.015)         $   (0.017)         $    (0.424)
  Loss per share from discontinued business                                      -                   -               (0.033)
                                                                        ----------          ----------          -----------
BASIC LOSS PER COMMON  SHARE                                            $   (0.015)         $   (0.017)         $    (0.456)
                                                                        ==========          ==========          ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                               21,178,979          13,196,095           12,530,401
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


                                                          Common Stock           Additional    Accumulated         Total
                                                     ------------------------    Paid - In     Development      Stockholders'
                                                       Shares         Amount      Capital     Stage Deficit        Equity
                                                     ----------      --------   -----------   -------------     ------------
Net equity December, 1999                            23,162,391      $ 23,162   $ 2,029,388   $  (5,393,382)    $ (3,340,783)

Shares issued in connection with:
  Loan extensions                                        22,000            22                                             22
  Securities sold for cash                              713,829           714       168,191                          168,905
  Services rendered                                   1,193,336         1,193             -                            1,193

Shares issued in stock exchange arrangement
  Replacement shares issued                                   -             -             -                                -
  Replacement shares to be issued                       576,978           577       130,689                          131,266

Shares issued in satisfaction of debt                   125,000           125        16,866                           16,991

Shares issued as collaterial
  Contingent shares returned                         (1,500,000)       (1,500)                                        (1,500)

Net loss for the quarter ended March 31, 2000                 -             -             -        (325,237)        (325,237)
                                                     ----------      --------   -----------   -------------     ------------
Balance March 31, 2000 of stockholders'
  equity-per committed contracts                     24,293,534        24,294     2,345,134      (5,718,619)      (3,349,143)

Common shares issued without consideration             (750,000)         (750)            -               -             (750)
                                                     ----------      --------   -----------   -------------     ------------
                                                     23,543,534      $ 23,544   $ 2,345,134   $  (5,718,619)    $ (3,349,893)
                                                     ===========     =========  ============  =============     ============

 The accompanying footnotes are an integral part of this financial information

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                   For the Quarter Ended March 31,       From Inception
                                                                   -------------------------------         To March 31,
                                                                        2000              1999                  2000
                                                                   ------------      -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $   (325,237)     $    (227,502)        $ (5,718,620)
  Adjustments to reconcile net (Loss) to net cash
    used by operating activities:
    Depreciation and depletion                                            2,334              1,707               37,456
  Depreciation and losses on fixed asset disposals
    Clinic assets                                                             -                  -               15,234
    Loss on disposal of oil and gas properties                                -                  -              387,122
  Operating expenses paid in stock                                        1,365                                   1,365
  Increase (decrease) in working capital                                                                                       -
    (Increase) decrease in receivables                                     (570)             4,033               (3,186)
    (Increase) decrease in related party receivable                           -                  -
    (Increase) decrease in inventory                                     (5,431)               264               (9,104)
    (Increase) decrease in prepaid expenses                              (5,019)                 -              (13,324)
    Increase (decrease) in accounts payable                              14,810             46,252              254,624
    Increase (decrease) in accrued interest                              36,672             70,273              500,047
    Increase (decrease) in other accruals                                (8,362)            46,311              709,801
                                                                   ------------      -------------         ------------
    Net cash used by operating activities                              (289,437)           (58,662)          (3,838,584)
                                                                   ------------      -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                              (15,075)                 -              (46,104)
  (Increase) decrease in other assets                                   (29,800)          (200,000)             (40,000)
                                                                   ------------      -------------         ------------
  Net cash provided (used) by investing activities                      (44,875)          (200,000)             (86,104)
                                                                   ------------      -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                            100,171            275,185            3,179,292
    Expenses paid by shareholder                                              -                  -               38,323
    Repayment of loans                                                  (65,467)           (26,065)            (816,800)
    Proceeds from sale of common shares                                 300,171              7,113            1,194,155
    Capital contributed by shareholder                                        -                  -              154,800
    Collection of share subscriptions                                                                           141,726
    Common shares exchanged for debt                                                            70               12,318
    Exercised stock options                                                   -                  -              125,250
    Redemption of common shares                                               -                  -              (20,409)
    Cost of raising capital                                                   -                  -              (73,367)
                                                                   ------------      -------------         ------------
    Net cash provided used by financing activities                      334,875            256,303            3,935,288
                                                                   ------------      -------------         ------------
NET INCREASE (DECREASE) IN CASH                                             563             (2,359)              10,600
  Balance at beginning of period                                         10,038              2,589                    -
                                                                   ------------      -------------         ------------
  Balance at end of period                                         $     10,600      $         230         $     10,600
                                                                   ============      =============         ============

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative three month periods ended in 2000 and 1999 and from inception through March 31, 2000 are:


                                                                 From
                                     First  Quarter            Inception
                                 ----------------------       To Mar. 31
                                    2000        1999              2000
                                 ---------   ----------        ----------
         Officers' compensation  $  56,250   $   40,439        $1,343,377
         Professional services      86,363       35,742           476,740
         Fund raising expense       10,663        4,301            90,271
         Finders fees                    0          145            41,386
         Travel                     11,746          569            91,217
         Telephone                   1,872        1,241            70,182
         Insurance                       0            0            15,912
         Postage                        18            0            15,840
         Payroll tax penalties           0            0            36,569
         Other                      23,541        1,671           952,019
                                 ---------   ----------        ----------
         Total                   $ 190,453   $   84,108        $3,133,513
                                 =========   ==========        ==========


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

WASATCH PHARMACEUTICAL, INC.

Dated: May 16, 2000



By: /s/ David K. Giles
    ---------------------
    David K. Giles
    Chief Financial Officer &
    Corporate Secretary