Form 10QSB
period 2000-06-30
WASATCH PHARMACEUTICAL INC
filed 2000-08-14
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Class A Common Stock, $.001- 18,033,515 shares outstanding as of June 30, 2000 (This amount excludes 431,927shares held in trust for potential private placements.)

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

         The unaudited balance sheet of the Registrant as of June 30, 2000, and the related audited balance sheet of the Registrant as of December 31, 1999, the unaudited related statements of operations, the unaudited statements of changes in common stock and shareholders equity for the three month and six month periods ended June 30, 2000 and the twelve month periods ended December 31, 1999 and 1998 and the cash flows for the three month and six month periods ended June 30, 2000 and 1999 and from inception (September 7, 1989) through June 30, 1999, are attached hereto and incorporated herein by this reference.

         This quarterly report and the documents incorporated in this report by reference include forward-looking statements under the Securities Act. In addition, from time to time, we have made or may make forward-looking statements orally or in writing. The words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions have been used to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions.

         Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

The following financial statements are included in this report:

         Consolidated Balance Sheet as of June 30, 2000 and December
           31, 1999........................................................F-1

         Consolidated Statements of Operations for the Six Months and
           Quarter ended June 30, 2000 and 1999 and from inception
           (September 7, 1989) through June 30, 2000.......................F-2

         Consolidated Statement of Changes in Common Stock for the Six
           Months and Quarter ended June 30, 2000..........................F-3

         Consolidated Statements of Changes in Shareholders' Equity
           (Deficit) for the Six Months ended June 30, 2000 and the
           year ended December 31, 1999 inception (September 7, 1989)
           through December 31, 1999.......................................F-4

         Consolidated Statements of Cash Flows for the Six Months and
           Quarter ended June 30, 2000 and 1999 and from inception
           (September 7, 1989) through June 30, 2000.......................F-6

         Notes to Consolidated Financial Statements........................F-7

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                       -----------------------------------

                                     ASSETS
                                                                                   2000            1999
                                                                               -----------     -----------
CURRENT ASSETS
     Cash                                                                      $     6,811     $    10,038
     Accounts receivable - trade                                                     3,566           2,616
     Inventory                                                                       8,078           3,673
     Prepaid expenses                                                                  600           8,305
                                                                               -----------     -----------
Total Current Assets                                                                19,055          24,632
                                                                               -----------     -----------
PROPERTY AND EQUIPMENT
     Clinic and office equipment                                                    62,231          44,819
     Less accumulated depreciation                                                 (39,703)        (35,122)
                                                                               -----------     -----------
        Net Property and Equipment                                                  22,528           9,697
                                                                               -----------     -----------
OTHER ASSETS                                                                        53,552          10,200
                                                                               -----------     -----------
TOTAL ASSETS                                                                   $    95,134     $    44,529
                                                                               ===========     ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                                  $   306,417     $   239,812
     Accrued interest                                                              562,157         463,375
     Accrued salaries                                                              589,432         568,452
     Other accrued expenses                                                        141,235         149,711
     Notes and advances currently due:
        Short-term shareholder advances                                             50,295          45,171
        Vendors                                                                    112,333         112,333
        Stockholders and others                                                  1,966,426       1,808,708
                                                                               -----------     -----------
Total Liabilities                                                                3,728,295       3,387,562
                                                                               -----------     -----------
STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value, 1,000,000
        shares authorized 49,258 issued and outstanding                                 49              49
     Common stock, $0.001 par value, 50,000,000 shares
        authorized, 42,500,831 shares issued and outstanding                        16,034          11,581
     Additional paid-in capital                                                  2,572,578       2,039,844
     Accumulated development stage deficit                                      (6,221,446)     (5,393,382)
                                                                               -----------     -----------
                                                                                (3,632,786)     (3,341,908)
     Less shares issued for future transactions                                       (375)         (1,125)
                                                                               -----------     -----------
Total Stockholders' Deficit                                                     (3,633,161)     (3,343,033)
                                                                               -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    95,134     $    44,529
                                                                               ===========     ===========

The accompanying footnotes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        For the Six Months Ended   For the Quarter Ended       From Inception
                                                                June 30,                  June 30,              To June 30,
                                                       -------------------------  -------------------------    ---------------
                                                            2000         1999         2000         1999             2000
                                                         ---------    ---------    ---------    ---------        -----------
REVENUES
    Professional fee income                              $   2,700    $   7,942    $   1,320    $   3,661        $   231,101
    Product sales                                           11,290       17,722        4,987        7,766            462,771
                                                         ---------    ---------    ---------    ---------        -----------
           Total Revenues                                   13,990       25,664        6,307       11,427            693,872
                                                         ---------    ---------    ---------    ---------        -----------
OPERATING EXPENSES
    Cost of products sold                                    2,291        1,610        1,024        1,319             53,783
    Salaries                                                93,088       76,755       45,059       40,490            743,843
    Employee leasing                                             -            -            -            -            218,745
    Payroll taxes                                            9,784        6,600        5,258        3,361             94,767
    Physicians fees                                         17,182       15,416       12,832        7,800            285,050
    Rent                                                    18,142       19,438        9,096        9,379            225,084
    Advertising                                              3,337        1,785        3,337          299            217,934
    Depreciation                                             2,525        2,700        1,258        1,385             37,035
    Other                                                   11,269       10,085        5,854        4,727             93,910
                                                         ---------    ---------    ---------    ---------        -----------
           Total Operating Expenses                        157,619      134,391       83,717       68,760          1,970,152

GENERAL AND ADMINISTRATIVE EXPENSE                         542,691      224,704      354,545      140,597          3,485,751
INTEREST                                                   141,744      181,366       70,873       89,366          1,049,698
                                                         ---------    ---------    ---------    ---------        -----------

           Total Expenses                                  842,054      540,461      509,134      298,722          6,505,601
                                                         ---------    ---------    ---------    ---------        -----------
LOSS BEFORE DISCONTINUED OPERATIONS AND

    THE PROVISION FOR INCOME TAXES                        (828,064)    (514,797)    (502,827)    (287,296)        (5,811,729)

    LOSS FROM DISCONTINUED OPERATIONS                            -            -            -            -           (409,719)
                                                         ---------    ---------    ---------    ---------        -----------

NET LOSS BEFORE INCOME TAXES                              (828,064)    (514,797)    (502,827)    (287,296)        (6,221,448)
    PROVISION FOR INCOME TAXES                                   -            -            -            -                  -
                                                         ---------    ---------    ---------    ---------        -----------

NET LOSS                                                 $(828,064)   $(514,797)   $(502,827)   $(287,296)      $ (6,221,448)
                                                         =========    =========    =========    =========       ============

    Loss per share before discounted operations          $  (0.071)   $  (0.026)   $  (0.042)   $  (0.013)          $ (0.582)
    Loss per share from discounted operation                     -            -            -            -             (0.041)
                                                         ---------    ---------    ---------    ---------        -----------

BASIC LOSS PER COMMON SHARE                              $  (0.071)   $  (0.026)   $  (0.042)   $  (0.013)          $ (0.623)
                                                         =========    =========    =========    =========       ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING               11,587,629   20,037,585   11,958,301   21,584,296          9,982,234
                                                        ==========   ==========   ==========   ==========       ============

The accompanying footnotes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK
                                   (Unaudited)

                                                         Common Stock
                               ----------------------------------------------------------------          Additional Paid - In
                                             Shares                           Amount                           Capital
                               -------------------------------  -------------------------------    --------------------------------
                            31-Mar-00  30-Jun-00 Six Months  31-Mar-00 30-Jun-00 Six Months   31-Mar-00   30-Jun-00    Six Months
                            ---------  --------- ----------  --------- --------- ----------   ---------   ---------    ----------
Net recorded common stock -
 December 31, 1999          11,581,196         -  11,581,196  $ 11,581  $      -   $ 11,581   $ 2,040,648  $       -   $ 2,040,648

Shares issued in
 connection with:
   Loan extensions              11,000                11,000        11         -         11            11                       11
   Securities sold for cash    356,915 3,350,582   3,707,496       357     3,351      3,707       167,798    163,883       331,681
   Services rendered           596,668   306,056     902,724       597       306        903           597         76           673

Shares issued Officer as
 special compensation                    110,000     110,000                 110        110                      110           110

Shares issued in stock
 exchange arrangement
   Replacement shares to
    be issued                  288,489               288,489       288                  288       130,978                  130,978

Shares issued in
 satisfaction of debt           62,500    25,000      87,500        63        25         88        16,928     52,353        69,281

Shares issued to Joint
 Venture Partner                         100,000     100,000                 100        100             -                        -

Shares issued as collateral
  Contingent shares returned (750,000)(2,000,000) (2,750,000)     (750)   (2,000)    (2,750)                                     -
  Contingent shares issued             2,000,000   2,000,000               2,000      2,000                                      -

Shares issued adjustment
 for cancellations and
 effect of stock exchange       (5,022)      132      (4,890)       (5)                  (5)                                     -

Net loss for the period end          -         -           -         -         -          -             -          -             -
                            ---------- ---------  ----------  --------   -------   --------   -----------  ---------   -----------
Balance June 30, 2000 for
 stockholders' common
 per committed contracts    12,141,745 3,891,770  16,033,515    12,142     3,892     16,034     2,356,960    216,422     2,573,382

Common shares issued
 without consideration        (375,000)        -    (375,000)     (375)        -       (375)            -          -             -
                            ---------- ---------  ----------  --------   -------   --------   -----------  ---------   -----------
Net recorded common
 stock - June 30, 2000      11,766,745 3,891,770  15,658,515  $ 11,767   $ 3,892   $ 15,659   $ 2,356,960  $ 216,422   $ 2,573,382
                            ========== =========  ==========  ========   =======   ========   ===========  =========   ===========

 The accompanying footnotes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                      Preferred      Common Stock          Additional   Accumulated        Total
                                        Stock    ----------------------    Paid - In    Development     Stockholders'
                                        Amount    Shares       Amount       Capital     Stage Deficit      Equity
                                        ------    ------       ------       -------     -------------      ------
Balance forward December 31, 1997        $ 49    4,612,882     $  9,226   $ 1,792,100    $(2,765,949)  $  (964,253)

Shares issued in connection with:
  Note extensions                           -      676,184        1,352             -              -         1,352
  Securities sold for cash                  -      847,970        1,696       135,565              -       137,261
  Exercise of stock options                 -      250,000          500        24,500              -        25,000
  Services rendered                         -      424,375          849             -              -           849

Shares issued as interim loan
  collateral to be return at
  debt satisfaction                         -   12,975,000       25,950             -              -        25,950

Exchange of preferred shares
  held for investment for
  originally issued shares                  -     (375,000)        (750)            -              -          (750)

Charge for per share price
  reduction of shares held
  under subscription notes                  -            -            -      (630,390)             -      (630,390)

Adjustment for share reduction                                  (19,412)       19,412

Net loss for the ended
  December 31, 1998                         -            -            -             -     (1,458,683)   (1,458,683)
                                         ----   ----------     --------   -----------    -----------   -----------
Balance December 31, 1998                  49   19,411,411       19,411     1,341,186     (4,224,632)   (2,863,664)

Shares issued in connection with:
  Note extensions                           -      124,905          250         2,990              -         3,240
  Securities sold for cash                  -      399,629          799       214,098              -       214,897
  Services rendered                         -    1,665,538        3,331             -              -         3,331
  Retirement of debt and interest           -      211,152          422       185,843              -       186,265

Correction to sales price of shares
  sold officer                              -            -            -       (24,500)             -       (24,500)

Shares issued in stock exchange
 arrangement
  Replacement shares issued                 -      275,000          550       139,817              -       140,367
  Replacement shares to be issued           -       80,562          161        28,094              -        28,255

Share transactions with Collier
 Development
  Contingent shares returned                   (12,750,000)     (25,500)            -              -       (25,500)
  Settlement shares issued                  -    1,150,000        2,300       160,976              -       163,276

Cost of funds                                       13,000           26           (26)                           -

Shares issued as collateral                      1,000,000        2,000                                      2,000

Adjustment for share reduction                                    7,830        (8,634)                        (804)

Net loss for the ended
 December 31, 1998                          -            -            -             -     (1,168,750)   (1,168,750)
                                         ----   ----------     --------   -----------    -----------   -----------
Balance December 31, 1999
 of stockholders' equity-per
 committed contracts                       49   11,581,196       11,581     2,039,844     (5,393,382)   (3,341,908)

Stock issued for future
 transactions                               -   (1,125,000)      (1,125)            -              -        (1,125)
                                         ----   ----------     --------   -----------    -----------   -----------
Net equity December 31, 1999             $ 49   10,456,196     $ 10,456   $ 2,039,844    $(5,393,382)  $(3,343,033)
                                         ====   ==========     ========   ===========    ===========   ===========

 The accompanying footnotes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                            Additional    Accumulated       Total
                                        Preferred    Common  Paid - In    Development   Stockholders'
                                         Stock       Stock    Capital     Stage Deficit    Equity
                                         -----       -----    -------     -------------    ------
Balance December 31, 1999
 of stockholders' equity-per
 committed contracts                     $ 49     $ 11,581  $ 2,039,844   $(5,393,382)  $ (3,341,908)

Shares issued in connection with:
  Loan extensions                           -           11           11                           22
  Securities sold for cash                  -        3,707      331,681                      335,388
  Services rendered                         -          903          673                        1,576

Shares issued Officer as
 special compensation                       -          110          110                          220

Shares issued in stock
 exchange arrangement
  Replacement shares issued                                                                        -
  Replacement shares to be issued           -          288      130,978                      131,266

Shares issued in satisfaction of debt                   88       69,281                       69,369

Shares issued to Joint Venture Partner      -          100            -                          100

Shares issued as collateral                                                                                     -
  Contingent shares returned                -       (2,750)           -                       (2,750)
  Contingent shares issued                  -        2,000            -                        2,000

Shares issued adjustment for
 cancellations and effect of
 stock exchange                             -           (5)           -                           (5)

Net loss for the six months
 ended June 30, 2000                        -            -            -      (828,064)      (828,064)
                                         ----     --------  -----------   -----------   ------------
Balance June 30, 2000 of
 stockholders' equity-per
 committed contracts                       49       16,034    2,572,578    (6,221,446)    (3,632,786)

Common shares issued for
 future transactions                        -          (375)          -             -           (375)
                                         ----     --------  -----------   -----------   ------------
Net equity end of period                 $ 49     $ 15,659  $ 2,572,578   $(6,221,446)  $ (3,633,161)
                                         ====     ========  ===========   ===========   ============

The accompanying footnotes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      For the Six Months Ended      For the Quarter Ended
                                                              June 30,                    June 30,                 From
                                                      --------------------------    ------------------------    Inception To
                                                         2000            1999          2000          1999           2000
                                                      ----------      ----------    ----------    ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                        $ (828,064)     $ (514,797)   $ (502,827)   $ (287,296)   $ (6,221,447)
    Adjustments to reconcile net (Loss) to
      net cash used by operating activities:
      Depreciation and amortization                        4,829           3,485         2,495         1,778          39,951
    Depreciation and losses on fixed asset disposals
      Clinic assets                                            -               -             -             -          15,234
      Oil and gas assets                                       -               -             -             -           4,189
    Loss on disposal of oil and gas properties                                 -             -             -         382,933
    Expenses paid with common shares                       1,366                             -             -           1,366
    Increase (decrease) in working capital                                                                                 -
      (Increase) decrease in receivables                    (950)          3,683          (380)         (350)         (3,566)
      (Increase) decrease in inventory                    (4,405)          1,433         1,025         1,169          (8,078)
      (Increase) decrease in prepaid expenses              7,705               -        12,724             -            (600)
      Increase (decrease) in accounts payable             66,605               -        51,795        (5,024)        306,419
      Increase (decrease) in accrued interest             98,782          41,228        62,110        20,976         562,157
      Increase (decrease) in other accruals               12,504         213,914        20,866        76,354         730,667
                                                      ----------      ----------    ----------    ----------    ------------
      Net cash used by operating activities             (641,627)       (251,054)     (352,190)     (192,393)     (4,190,774)
                                                      ----------      ----------    ----------    ----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of fixed assets                           (17,412)         (1,484)       (2,338)       (1,484)        (48,441)
      (Increase) decrease in other assets                (43,600)              -       (13,800)      200,000         (53,800)
                                                      ----------      ----------    ----------    ----------    ------------

      Net cash provided (used) by investing activities   (61,012)         (1,484)      (16,138)      198,516        (102,241)
                                                      ----------      ----------    ----------    ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                           333,271               -       233,100        26,067       3,412,392
      Expenses paid by shareholder                             -          90,659             -             -          38,323
      Repayment of loans                                (170,632)              -      (107,533)     (184,526)       (921,965)
      Proceeds from sale of common shares                466,654               -       166,483       142,958       1,360,638
      Capital contributed by shareholder                       -         150,071             -                       154,800
      Collection of share subscriptions                        -               -             -                       141,726
      Common shares exchanged for debt                    69,369           9,464        69,369         9,394          81,687
      Exercised stock options                                  -                             -                       125,250
      Redemption of common shares                              -               -             -             -         (20,409)
      Change in shares issued for future transactions        750                                                         750
      Cost of raising capital                                  -             (16)            -           (16)        (73,366)
                                                      ----------      ----------    ----------    ----------    ------------
      Net cash provided used by financing activities     699,412         250,178       361,420        (6,123)      4,299,826
                                                      ----------      ----------    ----------    ----------    ------------

NET INCREASE (DECREASE) IN CASH                           (3,227)         (2,360)       (6,908)            -           6,811
    Balance at beginning of period                        10,038           2,590        13,719           230               -
                                                      ----------      ----------    ----------    ----------    ------------

    Balance at end of period                          $    6,811      $      230    $    6,811    $      230    $      6,811
                                                      ==========      ==========    ==========    ==========    ============

The accompanying footnotes are an integral part of these financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the second quarter of 1999 have been reclassified to conform to the 2000 presentation.

NOTE  3 - GOING CONCERN PREMISE

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue to operate. The Company has sought short-term funding and planned to obtain long-term funding through a broad based public stock offering. Management believes that sufficient funding to commence profitable operations will be provided by planned funding programs.

         On April 19, 2000, the Company entered into an agreement with a private investment group to provide long-term capital funding. Following the original closing funding of $200,000, management concluded that the investor group would not be compatible with the Wasatch's long-term goals and the arrangement was suspended.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

NOTE 4 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative six and three month periods ended in 2000 and 1999 and from inception through June 30, 2000 are:

                               Six Months Ended               Quarter ended           Inception To
                                   June 30,                     June 30,                 June 30
                            ------------------------     ------------------------    ----------------
                                2000        1999            2000         1999                2000
                                ----        ----            ----         ----                ----
Officers' salaries            $111,720     $114,518         $55,470      $74,479          $1,398,846
Professional services          258,282       96,807         166,046       61,065             648,659
Fund raising loss                    0            0               0            0             500,000
Sales and marketing             28,468            0          28,468            0             108,076
Fund raising expense                 0            0               0            0              26,737
Financing fees                  44,340          197               0           52              85,726
Investor relations              16,216            0           3,975            0              33,391
Travel                           7,022        1,252           1,149          683              86,492
Telephone                        5,431        3,168           3,559        1,928              73,741
Insurance                        2,647            0               0            0              18,559
Postage                            863            0             845            0              16,685
Payroll tax penalties                0            0               0            0              36,569
Rent                                 0            0               0            0              36,658
Other                           67,702        4,461          95,033        2,370             415,613
                              --------     --------        --------     --------          ----------
Total                         $542,691     $224,704        $354,545     $140,597          $3,485,752
                              ========     ========        ========     ========          ==========

NOTE 5 - EARNINGS PER SHARE

         Earnings Per Share are based on shares issued and outstanding reduced by shares that have been contingently issued (in as much as ownership has not transferred to the holders benefit) and increased by shares paid for but unissued. At June 30, 2000, the issued and outstanding shares were 18,465,442. The excluded shares were the contingently issued for an incomplete common stock private placement program were 431,927 and the shares that were held as potential collateral 2,750,000. In addition, 2,000,000 of the collateral shares were excluded because they were subsequently withdrawn and a cancellation letter was issued in July, 2000 because, at June 30, 2000, the holders had not met their contractual commitments of providing the funding for which the shares were issued.

NOTE 6 - COMMON STOCK EXCHANGE

         On June 22, 2000, The Company's Board of Directors effected a 100% reduction in the number of shares issued and outstanding through "reverse stock split" whereby each shareholder received one share of common stock for each two shares held as of the records of that date. The issued and outstanding shares were reduced from 36,270,879 common shares to 18,135,440 common shares. The Par Value of the common stock was not changed. All references to common stock, common stock outstanding, common stock options and per share amounts in the consolidated financials statements and managements' discussion and analysis of financial condition and results of operations prior to the date of the reverse stock split have been restated, on a retroactive basis, to reflect the one for two decrease in the shares outstanding.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS OVERVIEW

         The Company has proprietary technology for the treatment of various skin disorders, including acne, eczema, and psoriasis. After completing successful clinical studies, prototype clinics were established with the goal of duplicating the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in an Internet network of patients and doctors and through Company clinics across the country. Two prototype treatment clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last five years and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

         To this date, the Company has not had the resources to fully implement its plan for the development and expansion of its clinic operation. Due to the lack of working capital, the Company's financial statements contain a "going concern" disclosure, which places in question the Company's ability to continue to operate without substantial increases in revenues or additional long-term financing.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had current assets of $19,056 and current liabilities of $3,728,295 generating a working capital deficit of $3,709,240, which is a 10% increase from December 31, 1999. The increase in the deficit is due to the Company's operating loss of $828,064 for the six-month period ended June 30, 2000. The deficit was financed with net new quarterly borrowings of $128,137 (included in $162,841 for the six months) and additional shareholder investment of $166,483 (included in $466,654 for the six months).

         Interest expense the first six months of 2000 was $141,744 versus $181,366 in 1999. The decrease is attributable to a temporary reduction in indebtedness of approximately $281,000 which was offset by the increasing indebtedness late in the 2nd quarter of 2000.

         For the first half of 2000 the Company had a net loss of $ 828,064 compared to a net loss of $514,797 in the same period of 1997. The increased loss was the direct result of a $189,944 increase in the cost of professional services and a $25,000 increase in the development cost for Internet services. The increased professional services expenditures were the result of updating the Company's SEC filings and legal cost of financings and registrations. The Company anticipates that the losses will continue until a funding is obtained which will enable it to launch its business plan and strategies.

                           PART II - OTHER INFORMATION

                            ITEM 3. LEGAL PROCEEDINGS

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

         On October 15, 1997, Crestport filed a lawsuit against the Company and its stock transfer agent seeking damage arising out of the cancellation the 12 million shares. Crestport claimed that it was an innocent third party and a holder in due course who had paid Lindbergh for the shares. As of December 31, 1997, the lawsuit was in the discovery stage. Crestport has asserted a claim for $5,000,000 in damages arising out of cancellation of the share certificate. On July 20, 1999, the Company moved for summary judgment in the proceeding and requested that the plaintiff's claim be dismissed. The presiding judge denied the Company's request for summary judgment and scheduled the matter for trial, which is now set for August 28, 2000.

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

ITEM 2.  CHANGES IN SECURITIES

         The attached exhibit 28 depicts the second quarter common share transactions that occurred:

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  -  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS  -  None.

ITEM 5.  OTHER INFORMATION  -  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

                  Exhibit
                  Number:    Exhibit

                    27 Financial Data Schedule (included only in the electronic filing of this document).
                    28 Summary and detail of second quarter stock transactions

              (b) Reports on Form 8-K

Other Events

Summary of Form 8-K filed on April 10, 2000

         On August 31, 1998, Wasatch signed a Security Agreement along with a Promissory Note for $300,000 in connection with a loan from Collier Management & Development. As part of the Security Agreement, Wasatch provided 25,500,000 shares of restricted common stock as Collateral on the loan. These shares represented 50.5% of the authorized common stock shares. Interest on the note was 18% per annum and was due March 1, 1999. On March 8, 1999, an Extension Agreement was signed which extended the note to May 1, 1999. On May 10, 1999, the Company received a notice of default on the loan. Principal and interests payments of $120,000 were made on the loan in September 1999 and $50,000 was paid in January 2000. March 31, 2000, the Company entered into a Settlement Agreement with Collier Management whereby Collier retained 2.3 million shares of common stock in settlement of the Wasatch debt. Collier returned 23.2 million shares to Wasatch and these shares were cancelled.

Summary of Form 8-K filed on May 3, 2000

         On April 19, 2000 Wasatch signed a Securities Purchase Agreement with Aspen Capital Resources, L.L.C. in connection with a $10,000,000 program to fund the growth and development of the Company. Under the program, the Company will issue 8% Convertible Debentures over a three year period. The initial issue was for $200,000 with a subsequent issue of $800,000 within ninety days and $500,000 bi-monthly until the entire program is funded. The entire issue is due April 19, 2003.

         The debentures are convertible 90 days after the initial issue, except that no more than 33% of the issue can be redeemed in the first 90 days of the conversion period, 67% in the 150 days of the conversion period and all the Debentures there after. The issue is convertible at 80% of market value on the date of conversion. In addition, the Company issued detached warrants that allows Aspen to purchase a common share for each common share it receives from the conversion of the 8% Debentures. The purchase price is equal to 105% of the average of the three lowest closing bid price for the preceding fifteen days prior to the date of the agreement.

         The Company plans to use the funds to initiate its Internet e commerce development, to commence the commercial development of its Midvale and Provo prototype clinics, to bring to a conclusion the FDA product application and introduce the associated products in the marketplace, to develop relationships with major HMO's, PPO groups and insurance companies and to meet other working needs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.



Dated: August 14, 2000

By: /s/ David K. Giles
   -----------------------------
   David K. Giles
   Principal Accounting Officer