Form 10QSB
period 2000-09-30
WASATCH PHARMACEUTICAL INC
filed 2000-11-14
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Class A Common Stock, $.001- 20,766,357 shares outstanding as of September 30, 2000 (This amount excludes 377,515 shares held in trust for potential private placements.)

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

         The following financial statements are attached hereto and incorporated herein by this reference:

         Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999                                             F - 1

         Consolidated Statement of Operations For the nine months
           ended September 30, 2000 and 1999 and three month periods
           ended September 30, 2000 and 1999 and from inception
           (September 7, 1989) through September 30, 2000                F - 2

         Consolidated Statement of Changes in Common
           Stockholders' Equity (Deficit) from Inception
           (September 7, 1989) through December 31, 1996                 F - 3

         Consolidated Statement of Changes in Common
           Stockholders' Equity (Deficit) for the years ended
           December 31, 1997 and 1998                                    F - 4

         Consolidated Statement of Changes in Common
           Stockholders' Equity (Deficit) for the year ended
           December 31, 1999 and the nine month period ended
           September 30, 2000                                            F - 5

         Consolidated Statement of Cash Flows for the three and
           nine month periods ended September 30, 2000 and 1999
           and the year ended December 31, 1999 and from
           inception (September 7, 1989) to September 30, 2000           F - 6

         Notes to Consolidated Financial Statements                      F - 7



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

         Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                    -----------------------------------------

                                                                          2000          1999
                                                                       ----------    ----------
                                                                       (Unaudited)
                              ASSETS
CURRENT ASSETS
    Cash                                                               $  105,280    $   10,038
    Accounts receivable - trade                                            51,107         2,616
    Inventory                                                               7,178         3,673
    Prepaid expenses                                                      115,584         8,305
                                                                       ----------    ----------
       Total Current Assets                                               279,150        24,632
                                                                       ----------    ----------
PROPERTY AND EQUIPMENT
    Clinic and office equipment                                            67,231        44,819
    Leasehold and leasehold improvements                                   42,500             -
    Internet systems and hardware                                          37,063             -
                                                                       ----------    ----------
                                                                          151,794        44,819

    Less accumulated depreciation                                         (41,706)      (35,122)
                                                                       ----------    ----------
       Net Property and Equipment                                         110,088         9,697
                                                                       ----------    ----------
OTHER ASSETS                                                              105,184        10,200
                                                                       ----------    ----------
TOTAL ASSETS                                                           $  489,422    $   44,529
                                                                       ==========    ==========
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                                           $  363,648    $  239,812
    Accrued interest                                                      594,240       484,118
    Accrued salaries                                                      655,335       557,726
    Other accrued expenses                                                111,504       139,693
    Notes and advances currently due:
       Short-term shareholder advances                                     51,802        45,171
       Vendors                                                            112,333       112,333
       Stockholders and others                                          1,973,272     1,808,709
                                                                       ----------    ----------
       Total Liabilities                                                3,862,134     3,387,562
                                                                       ----------    ----------

STOCKHOLDERS' DEFICIT
    Preferred stock, $0.001 par value, 1,000,000
       shares authorized 49,258 issued and outstanding                         49            49
    Common stock, $0.001 par value, 50,000,000 shares
       authorized, 20,766,357 and 11,581,196 shares issued and
       outstanding at September 30, 2000 and December 31, 1999             20,766        11,581
    Additional paid-in capital                                          3,236,419     2,040,969
    Accumulated development stage deficit                              (6,628,596)   (5,393,382)
                                                                       ----------    ----------
                                                                       (3,371,363)   (3,340,783)
    Less shares issued for future transactions                             (1,350)       (2,250)
                                                                       ----------    ----------
       Total Stockholders' Deficit                                     (3,372,713)   (3,343,033)
                                                                       ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  489,422    $   44,529
                                                                       ==========    ==========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Nine Months Ended      For the Quarter Ended
                                                                September 30,                 September 30,          From Inception
                                                         --------------------------    --------------------------      To Sept. 30,
                                                             2000           1999           2000           1999              2000
                                                         -----------    -----------    -----------    -----------       -----------
REVENUES
    Professional fee income                              $     4,881    $    12,242    $     2,181    $     4,300       $   233,282
    Product sales                                             16,019         24,792          4,730          7,070           467,500
                                                         -----------    -----------    -----------    -----------       -----------
         Total Revenues                                       20,899         37,034          6,911         11,370           700,781
                                                         -----------    -----------    -----------    -----------       -----------
OPERATING EXPENSES
    Cost of products sold                                      3,267          2,603            976            993            54,759
    Salaries                                                 144,501        122,836         51,413         46,081           795,256
    Employee leasing                                               -                             -              -           218,745
    Payroll taxes                                             12,675         10,310          2,891          3,710            97,658
    Physicians fees                                           24,082         24,592          6,900          9,175           291,950
    Rent                                                      27,239         27,882          9,097          8,444           234,181
    Advertising                                                3,337          2,035              -            250           217,934
    Depreciation                                               3,528          3,981          1,003          1,281            38,038
    Other                                                     19,873         17,002          7,629          6,916           102,514
                                                         -----------    -----------    -----------    -----------       -----------
         Total Operating Expenses                            238,503        211,241         79,910         76,850         2,051,035

GENERAL AND ADMINISTRATIVE EXPENSE                           805,726        360,840        263,035        136,136         3,748,786

INTEREST                                                     211,885        264,302         70,141         82,936         1,119,839
                                                         -----------    -----------    -----------    -----------       -----------
         Total Expenses                                    1,256,114        836,383        413,086        295,921         6,919,660
                                                         -----------    -----------    -----------    -----------       -----------

LOSS BEFORE DISCONTINUED OPERATIONS AND
    THE PROVISION FOR INCOME TAXES                        (1,235,215)      (799,349)      (406,175)      (284,551)       (6,218,879)

    LOSS FROM DISCONTINUED OPERATIONS                              -              -              -              -          (409,718)
                                                         -----------    -----------    -----------    -----------       -----------

NET LOSS BEFORE INCOME TAXES                              (1,235,215)      (799,349)      (406,175)      (284,551)       (6,628,597)
    PROVISION FOR INCOME TAXES                                     -              -              -              -                 -
                                                         -----------    -----------    -----------    -----------       -----------

NET LOSS                                                 $(1,235,215)   $  (799,349)   $  (406,175)   $  (284,551)      $(6,628,597)
                                                         ===========    ===========    ===========    ===========       ===========

    Loss per share before discounted operations          $    (0.085)   $    (0.078)   $    (0.022)   $    (0.027)      $    (0.620)
    Loss per share from discounted operation                       -              -              -              -            (0.041)
                                                         -----------    -----------    -----------    -----------       -----------

BASIC LOSS PER COMMON  SHARE                             $    (0.085)   $    (0.078)   $    (0.022)   $    (0.027)      $    (0.661)
                                                         ===========    ===========    ===========    ===========       ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                 14,592,189     10,252,860     18,290,768     10,712,684        10,033,456
                                                         ===========    ===========    ===========    ===========       ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
           From Inception (September 7, 1989 Through December 31, 1996


                                                       Preferred        Common Stock       Additional    Accumulated       Total
                                                         Stock    ----------------------    Paid - In    Development   Stockholders'
                                                         Amount     Shares        Amount      Capital   Stage Deficit      Equity
                                                         ------     ------        ------      -------   -------------      ------
Balance September 7, 1989                               $    -            -       $    -    $        -   $         -     $        -
                                                        ------    ---------       ------    ----------   -----------     ----------
     Stock issued at inception for
       approximately $0.0005 to Company's
       founders for services rendered                        -   10,000,000        5,334             -             -          5,334
      Common stock issued in
       payment of loan fees at
       $0.005 per share                                      -       75,000          375             -             -            375
      Redemption and cancellation
       of common stock for cash
       and note payable                                      -     (600,000)     (25,000)            -             -        (25,000)
     Stock issued at $.005 per share for
       services rendered during 1995                         -      837,216        4,186             -             -          4,186
     Contribution of capital by a shareholder                -            -      214,943             -             -        214,943
     Equivalent shares exchanged in the
       consolidation of Medisys Research
       Group, Inc & Wasatch Pharmaceutical, Inc.         9,852    1,777,040     (187,749)      184,051             -          6,154
     Net loss for the year ended
       December 31, 1995                                     -            -            -             -    (1,080,270)    (1,080,270)
                                                        ------    ---------       ------    ----------   -----------     ----------
Balance, December 31, 1995                               9,852   12,089,256       12,089       184,051    (1,080,270)      (874,278)
     To give retroactive effect to a one for
       four reverse stock split                         (7,389)  (9,066,924)     (9,067)        9,067           -            (7,389)
                                                        ------    ---------       ------    ----------   -----------     ----------
Restated balance, December 31, 1995                      2,463    3,022,332        3,022       193,118    (1,080,270)      (881,667)

     Proceeds from the sale of common stock                  -       57,500           58       137,442             -        137,500

     Cash proceeds from the exercise of
      employee stock options                                 -      250,000          250             -             -            250

     Stock issued in connection with the following:
       Borrowing funds                                       -      148,374          148             -             -            148
       Consulting agreement                                  -      100,000          100             -             -            100
       Services rendered                                     -        7,500            8             -             -              8
       Cancellation of debt                                  -          250            -        12,339             -         12,339

     Stock exchanged for the following assets:
       Preferred stock of an insurance
         holding company                                     -      750,000          750             -             -            750
       Oil and gas properties                                -    2,000,000        2,000     3,717,536             -      3,719,536
     Stock issued for a short-term note under a
       November, 1996 stock option plan                      -      300,000          300       299,700             -        300,000

     Net loss for the year ended
       December 31, 1996                                     -            -            -             -      (504,108)      (504,108)
                                                        ------    ---------       ------    ----------   -----------     ----------
Balance, December 31, 1996                              $2,463    6,635,956       $6,636    $4,360,135   $(1,584,378)    $2,784,856
                                                        ======    =========       ======    ==========   ===========     ==========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
           From Inception (September 7, 1989 Through December 31, 1996


                                                       Preferred        Common Stock       Additional    Accumulated       Total
                                                         Stock    ----------------------    Paid - In    Development   Stockholders'
                                                         Amount     Shares        Amount      Capital   Stage Deficit      Equity
                                                         ------     ------        ------      -------   -------------      ------
Balance September 7, 1989                               $    -            -       $    -    $        -   $         -     $        -

     Stock issued at inception for
       approximately $0.0005 to Company's founders
       for services rendered                                 -   10,000,000        5,334             -             -          5,334
      Common stock issued in
       payment of loan fees at
       $0.005 per share                                      -       75,000          375             -             -            375
      Redemption and cancellation
       of common stock for cash
       and note payable                                      -     (600,000)     (25,000)            -             -        (25,000)
     Stock issued at $.005 per share for
       services rendered during 1995                         -      837,216        4,186             -             -          4,186
     Contribution of capital by a shareholder                -            -      214,943             -             -        214,943
     Equivalent shares exchanged in the consolidation
       of Medisys Research Group, Inc &
       Wasatch Pharmaceutical, Inc                       9,852    1,777,040     (187,749)      184,051             -          6,154
     Net loss for the year ended
       December 31, 1995                                     -            -            -             -    (1,080,270)    (1,080,270)
                                                        ------    ---------       ------    ----------   -----------     ----------
Balance, December 31, 1995                               9,852   12,089,256       12,089       184,051    (1,080,270)      (874,278)
     To give retroactive effect to a one for
       four reverse stock split                         (7,389)  (9,066,924)      (9,067)        9,067           -           (7,389)
                                                        ------    ---------       ------    ----------   -----------     ----------
Restated balance, December 31, 1995                      2,463    3,022,332        3,022       193,118    (1,080,270)      (881,667)

     Proceeds from the sale of common stock                  -       57,500           58       137,442             -        137,500
     Cash proceeds from the exercise of
      employee stock options                                 -      250,000          250             -             -            250
     Stock issued in connection with the following:
       Borrowing funds                                       -      148,374          148             -             -            148
       Consulting agreement                                  -      100,000          100             -             -            100
       Services rendered                                     -        7,500            8             -             -              8
       Cancellation of debt                                  -          250            -        12,339             -         12,339

     Stock exchanged for the following assets:
       Preferred stock of an insurance
       holding company                                       -      750,000          750             -             -            750
       Oil and gas properties                                -    2,000,000        2,000     3,717,536             -      3,719,536
     Stock issued for a short-term note under a
     November, 1996 stock option plan                        -      300,000          300       299,700             -        300,000
     Net loss for the year ended
       December 31, 1996                                     -            -            -             -      (504,108)      (504,108)
                                                        ------    ---------       ------    ----------   -----------     ----------
Balance, December 31, 1996                              $2,463    6,635,956       $6,636    $4,360,135   $(1,584,378)    $2,784,856
                                                        ======    =========       ======    ==========   ===========     ==========

                                     WASATCH PHARMACEUTICAL, INC.
                                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY DEFICIT)
           For the Year Ended December 31, 1999 and the Nine Months Ended September 30, 2000


                                                       Preferred        Common Stock       Additional    Accumulated       Total
                                                         Stock    ----------------------    Paid - In    Development   Stockholders'
                                                         Amount     Shares        Amount      Capital   Stage Deficit      Equity
                                                         ------     ------        ------      -------   -------------      ------
Balance December 31, 1998                               $   49   38,822,821      $38,823    $1,322,096   $(4,224,632)   $(2,863,664)
Shares issued in connection with:
Note extensions                                              -      249,811          250         2,990             -          3,240
Securities sold for cash                                     -      799,257          799       214,098             -        214,897
Services rendered                                            -    3,331,076        3,331             -             -          3,331
Retirement of debt and interest                              -      422,304          422       185,843             -        186,265
Correction to sales price of shares sold officer             -            -            -       (24,500)            -        (24,500)
Replacement shares issued                                    -      550,000          550       139,817             -        140,367
Replacement shares to be issued                              -      161,123          161        28,094             -         28,255
Share transactions with Collier Development
Contingent shares returned                                      (25,500,000)     (25,500)            -             -        (25,500)
Settlement shares issued                                     -    2,300,000        2,300       160,976             -        163,276
Cost of funds                                                        26,000           26           (26)                           -
Shares issued as collaterial                                      2,000,000        2,000                                      2,000
Net loss for the ended December 31, 1998                     -            -            -             -    (1,168,749)    (1,168,749)
                                                        ------   ----------      -------    ----------   -----------    -----------
Balance December 31, 1999                                   49   23,162,392       23,162     2,029,388    (5,393,381)    (3,340,782)
    Adjustment for 1 for 2 reverse share split               -  (11,581,196)     (11,581)       11,581             -              -
                                                        ------   ----------      -------    ----------   -----------    -----------
Balance December 31, 1999 - Restated                        49   11,581,196       11,581     2,040,969    (5,393,381)    (3,340,782)

Shares issued in connection with:
    Loan extensions                                          -       12,323           12            11                           23
    Securities sold for cash                                 -    6,106,907        6,107       944,974                      951,081
    Services rendered                                        -    1,834,832        1,835           673                        2,508
Shares issued Officer as special compensation                       110,000          110           110                          220
Shares issued in stock exchange arrangement
    Replacement shares issued                                       288,489          288       130,978                      131,266
Shares issued in satisfaction of debt
    Reduction of principal                                          212,500          213       116,579                      116,792
    In lieu of interest                                                                          2,577                        2,577
Shares issued for exercised stock options                           300,000          300             -                          300
Correction to exercise price for stock options                                                    (452)                        (452)
Shares issued to Joint Venture Partner                       -      100,000          100             -                          100
Shares issued as collaterial
    Contingent shares returned                               -   (2,875,000)      (2,875)            -                       (2,875)
    Contingent shares issued                                 -    3,100,000        3,100             -                        3,100
Shares issued adjustment for cancellations
    and effect of stock exchange                             -       (4,890)          (5)            -                           (5)
Net loss for the six months ended June 30, 2000              -            -            -             -    (1,235,215)    (1,235,215)
                                                        ------   ----------      -------    ----------   -----------    -----------
Stockholders' equity September 30, 2000
   per shares issued and contractual committed              49   20,766,357       20,766     3,236,419    (6,628,597)    (3,371,362)

Less - common shares issued for future transactions          -   (1,350,000)      (1,350)            -             -         (1,350)
                                                        ------   ----------      -------    ----------   -----------    -----------
Balance September 30, 2000                              $   49   19,416,357     $ 19,416   $ 3,236,419   $(6,628,597)   $(3,372,712)
                                                        ======   ==========     ========   ===========   ===========    ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                          For the Nine Months Ended       For the Quarter Ended
                                                                 September 30,                  September 30,            From
                                                         ---------------------------     -------------------------   Inception To
                                                              2000            1999          2000           1999      Sept.30, 2000
                                                         ------------     ----------     ----------    ----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                          $ (1,235,215)    $ (799,349)    $ (406,175)   $ (284,552)    $ (6,628,598)

    Adjustments to reconcile net (Loss) to net cash
       used by operating activities:
       Depreciation and amortization                            7,178          5,047          2,349         1,562           42,300
       Expenses paid with common shares                         3,823                         1,100             -            3,823

    Depreciation and losses on fixed asset disposals
       Clinic assets                                                -              -              -             -          15,234
       Oil and gas assets                                           -              -              -             -         387,122

    Increase (decrease) in working capital                                                                                       -
       (Increase) decrease in receivables                     (48,491)         4,811        (47,541)        1,128          (51,107)
       (Increase) decrease in inventory                        (3,505)         2,326            902           893           (7,178)
       (Increase) decrease in prepaid expenses               (107,279)             -       (114,984)                      (115,584)
       Increase (decrease) in accounts payable                123,836        (12,952)        58,435       (54,180)         363,650
       Increase (decrease) in accrued interest                110,123        120,311         11,340        29,062          573,498
       Increase (decrease) in other accruals                   69,419        189,154         56,915        66,489          787,582
                                                         ------------     ----------     ----------    ----------   --------------
       Net cash used in operating activities               (1,080,111)      (490,653)      (437,659)     (239,598)      (4,629,258)
                                                         ------------     ----------     ----------    ----------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of fixed assets                              (101,975)        (1,484)       (84,563)            -         (133,004)
       (Increase) decrease in other assets                    (95,577)       (10,000)       (51,977)      (10,000)        (105,777)
                                                         ------------     ----------     ----------     ----------  --------------
       Net cash used in investing activities                 (197,553)       (11,484)      (136,540)      (10,000)        (238,782)
                                                         ------------     ----------     ----------    ----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from borrowings                               406,513        264,426         73,241       173,767        3,485,634
       Expenses paid by shareholder                                 -              -              -             -           38,323
       Repayment of loans                                    (115,950)             -        (23,174)                      (854,965)
       Proceeds from sale of common shares                  1,082,347        235,137        615,693        75,601        1,976,331
       Capital contributed by shareholder                           -              -              -             -          154,800
       Collection of share subscriptions                            -              -              -             -          141,726
       Exercised stock options                                      -              -              -             -          125,250
       Redemption of common shares                                  -              -              -             -          (20,409)
       Cost of raising capital                                     (3)           (16)                                      (73,369)
                                                         ------------     ----------     ----------    ----------   --------------
       Net cash provided by financing activities            1,372,906        499,547        665,760       249,368        4,973,320
                                                         ------------     ----------     ----------    ----------   --------------

NET INCREASE (DECREASE) IN CASH                                95,243         (2,589)        91,560          (230)         105,280
    Balance at beginning of period                             10,038          2,589         13,720           230                -
                                                         ------------     ----------     ----------    ----------   --------------
    Balance at end of period                             $    105,280     $        0     $  105,280    $        0   $      105,280
                                                         ============     ==========     ==========    ==========   ==============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

         The consolidated financial statements include Wasatch Pharmaceutical, Inc. (a development stage company) (the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc.

         The Statement of Operations for the nine months ended September 30, 1999 and 2000 and for the period from inception (September 7, 1989) through September 30, 2000, the Statement of changes in Stockholders Equity for the nine months ended September 30, 2000 and the Balance Sheet as of September 30, 2000 include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

         For the purpose of this financial presentation "Inception" shall mean September 7, 1989, which was the commencement of Medisys, the original Company, operations.

NOTE 2 - REVERSE STOCK SPLIT

         On June 22, 2000, The Company's Board of Directors effected a 100% reduction in the number of shares issued and outstanding through a "reverse stock split." The Par Value of the common stock was not changed.

         All references to common stock, common stock outstanding, common stock options and per share amounts in the consolidated financials statements prior to the date of the reverse stock split have been restated, on a retroactive basis, to reflect the one for two decrease in the shares outstanding. In addition, the share amounts and their resulting dollar values in the Consolidated Statement of Changes In Shareholders Equity have retroactively restated to December 31, 1999.

NOTE 3 - CHANGES IN PRESENTATION

         Certain financial presentations for the third quarter of 1999 have been reclassified to conform to the current year's presentation.

NOTE 4 - GOING CONCERN PREMISE

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to sustain their operations on a long-term basis. The Company has sought short-term funding and plans to obtain long-term funding through a broad based public stock offering, a private placement or a combination thereof. Management believes that sufficient funding to commence implementing its strategic business plan will be obtained by the end of the fourth quarter of 2000.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


NOTE 4 - GOING CONCERN PREMISE (Continued)

         In April 2000, the Company entered into an agreement with a private investment group to provide long-term capital funding. Following the original funding closing of $200,000 through the sale of a convertible debenture, management concluded that the investor group would not be compatible with the Company's long-term goals and no further funds were sought. In October 2000 the Company executed an agreement for the redemption of the aforementioned convertible debenture by November 15, 2000 for $300,000 and 750,000 shares of the Company's common stock. For each 30-day period, after November 15, 2000, the debenture remains outstanding; the redemption price increases in $20,000 increments: up to $340,000 on January 2, 2001 and the number of shares increases incrementally to a total of 1,250,000 on that date.

NOTE 5 - PREPAID EXPENSES

         In preparation for the commencement of its skin care line of business, the Company has incurred certain costs that will either be consumed in operations within the next twelve months or capitalized with successful fund raising activities. Following is a list of these items at September 30, 2000.

                       Description                          Amount
                       -----------                          ------
          Prepaid Rent and Deposits for
             new clinic, office & warehouse                $    27,380
          Prepayment for initial inventory
             of treatment bottles                               15,000
          Prepaid Costs for proposed
             offering of common stock                           35,104
          Deferred Cost of offering brochures                   36,100
          Legal Retainer                                         2,000
                                                          ------------
                                                          $    115,584

NOTE 6 - OTHER ASSETS

         The Company has incurred the following costs in connection with certain regulatory applications and to establish and protect its proprietary trade names, secrets, processes and formulae; those costs have been capitalized to be amortized over their useful lives:

               Description                            Amount

          FDA Application Costs                    $    40,000
          Trademark Costs                               13,800
          Trade Names & Copy Rights                     47,250
          Deposits                                       4,728
                                                   -----------
                   Total                               105,778
          Amortization                                    (594)
                                                   -----------
                   Total                           $   105,184
                                                   ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


NOTE 7 - EARNINGS PER SHARE

         Earnings Per Share is based on shares issued and outstanding reduced by shares that have been contingently issued for collateral on loans or placed in trust for exempt private placements to be made in the future. The exclusion is predicated upon ownership not transferring to the holders benefit. At September 30, 2000, the issued and outstanding shares (20,766,357) exclude those shares contingently issued for a specific common stock private placement program (377,517), and the shares that were held as potential collateral on existing or potential loans (1,350,000).

NOTE 8 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative nine and three month periods ended September 30, 2000 and 1999 and from inception through September 30, 2000 are:

                                       Three Months Ended               Nine Months Ended
                                     -----------------------        -------------------------           Inception To
          Description                     2000          1999             2000            1999               2000
                                     ------------   -----------      -----------     -----------       -------------
      Officers' compensation         $    113,680   $    79,085      $   225,400     $   193,603       $   1,512,527
      Professional services                58,109        12,693          316,392         109,500             706,769
      Sales & marketing                    43,451         - 0 -           71,920           - 0 -             151,527
      Financing fees                        3,015           205           63,571             402             104,957
      Fund raising costs                    5,159        40,903           15,823          40,903              83,463
      Investor relations                   12,106         - 0 -           28,322           - 0 -              45,497
      Travel                                - 0 -         1,563            7,022           2,815              86,492
      Telephone                             5,153         1,944           10,584           5,113              78,893
      Insurance                             - 0 -         - 0 -            2,647          - 0 -               18,559
      Postage                               1,558         - 0 -            2,421          - 0 -               18,242
      Loss on joint venture                 - 0 -         - 0 -            - 0 -          - 0 -              500,000
      Other                                20,804                         61,625                             441,860
                                     ------------                    -----------                       -------------
                                                           (257)                           8,504
                                                    -----------                      -----------
      Total                          $    263,035   $   136,136      $   805,726     $   360,840       $   3,748,786
                                     ============   ===========      ===========     ===========       =============


NOTE 9 - COMMON STOCK EXCHANGE

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                    OVERVIEW

         The Company has proprietary technology for the treatment of various skin disorders, including acne, eczema, and psoriasis. After completing successful clinical studies, prototype clinics were established with the goal of duplicating the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in an Internet network of patients and doctors and through Company clinics across the country. Two prototype treatment clinics are currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients over the last six years and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

         To this date, the Company has not had the resources to fully implement its plan for the development and expansion of its clinic and service concepts. Due to the lack of working capital, the Company's financial statements contain a "going concern" disclosure, which places in question the Company's ability to continue to operate without substantial increases in revenues or additional long-term financing.

         The Company continues to seek funding to open additional clinics in the major metropolitan areas and establish its Internet presence, as well as launching a major advertising and marketing campaign in support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment in its clinics and on the Internet and working with health insurance companies and HMOs to deliver cost effective, alternative skin care, supplemented by a physicians referral program, revenues could be increased substantially with the infrastructure in place that is operating at 10% to 15% of capacity.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had current assets of $279,149 and current liabilities of $3,862,133 resulting in a working capital deficit of $3,582,985, which is a 5% increase from December 31, 1999. The increased deficit is attributable to the Company's operating loss for the nine month period ended September 30, 2000, expenditures for certain business commence costs associated with developing products, marketing plans and Internet strategies and the acquisition of facilities and operating assets. These activities were financed with new net year to date borrowings of $290,000 (including $50,000 for the last three months) and additional shareholder investment of $1,100,000 for the nine months ended in September (including $615,000 for the last three months).

         The principle capital infusion for the quarter was a private placement of common stock (2 million shares) to a Canadian investor group for $540,000. These funds were obtained for commencement activities such as down payments on inventory and fixed assets ($35,000), deposits on office, clinic and warehouse facilities ($30,000), printing brochures ($36,000), payments to a consultant to locate and contract for facilities ($50,000), develop marketing and product information intelligence for HMO's and the medical community ($55,000), develop and document personnel and training manuals ($35,000), train employees to use practice management software and systems ($8,600) and design, engineer and produce new product containers, trademarks and sales strategies ($94,500). The remaining funds were retained as working capital.

                              RESULTS OF OPERATIONS

         Although the Company has commenced to make infrastructure investments, the basic business of the Company remains in a start up mode and continues to experience incremental operating losses as a result of the prototype nature of its operations and the staff increases in preparation of launching the business strategy.

         For the nine months of calendar 2000, the Company had a net loss of $1,235,214 compared to a net loss of $799,349 in the same period of 1999. The loss for the latest quarter was $406,174 versus $284,552 for the third quarter of 1999. The increased loss was the result of a $206,892 increase in professional services ($45,416 increase for the quarter), and first time sales and marketing expenses of $71,920 for the nine months (including $43,451 for the quarter).

         The increased professional services expenditures resulted from the cost of updating the Company's SEC filings (auditing costs increased $88,956 and temporary contract accounting costs $68,030), the legal cost of financings and registrations ($22,634) and the employment of consultants to establish the business infrastructure of the Company ($104,479).

         Interest expense the first nine months of 2000 was $211,885 versus $264,302 in 1999. The decrease is attributable to a temporary reduction in indebtedness of approximately $281,000 that was offset by the increasing indebtedness late in the 2nd quarter of 2000.

         The Company anticipates that the losses will continue until funds are obtained which will enable it to launch its business plan and strategies.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Lindbergh-Hammar, Inc., Assertion of Damages

         On November 1 and 15, 1996 the Company entered into two contractual arrangements with Lindbergh-Hammar, Inc., a Texas insurance company ("Lindbergh") in which Wasatch issued 12,000,000 shares of restricted common stock in exchange for a note issued by Lindbergh with a face value of $60,000,000. Upon Lindbergh's subsequent default of the note, the Company made demand for payment and, failing to receive payment, proceeded to terminate the contract and instructed its transfer agent to cancel the shares. After the contractual failing the agreements was terminated by their terms, but Lindbergh had transferred the aforementioned 12,000,000 shares of Wasatch common stock to a newly formed offshore corporation, Crestport Insurance, which was apparently organized by the owner and CEO of Lindbergh; in an attempt to perfect an interest in the Wasatch shares issued to Lindbergh.

         On October 15, 1997, Crestport filed a lawsuit against the Company and its stock transfer agent seeking damages arising out of the cancellation of its interest in the 12,000,000 Wasatch shares. Crestport claimed that it was an innocent third party and a holder in due course. Lindbergh claims it paid for the shares. Crestport has asserted a claim against the Company for $5,000,000 in damages arising out of cancellation of the share certificate. On July 20, 1999, the Company moved for summary judgment, and requested that the plaintiff's claim be dismissed. The presiding judge denied the Company's request for summary judgment and scheduled the matter for trial on November 27, 2000.

         The Company believes that the claim by Crestport is without merit. The Company intends to continue to vigorously defend its position in this lawsuit. If the courts finds in favor of Crestport's assertion of monetary damages, or renders a judgment that results in 12,000,000 of the Company's common shares in the hands of a party adverse to current management, it could potentially jeopardize the financial stability of the Company.

Aspen Capital Resources Convertible Debenture Settlement

         See Item 3. Defaults Upon Senior Securities

         The Company is a party to other legal proceedings that are covered by liability insurance, the outcome of which will not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

         The attached Exhibit 28 sets out the third quarter common share transactions that occurred:

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Aspen Capital Resources Convertible Debenture Settlement

         This settlement arose from a disagreement about the securities purchase agreement that the Company signed with the Aspen Capital Resources, LLC (Aspen) on April 19, 2000, wherein Aspen agreed to provide $1,000,000 to Wasatch in exchange for a convertible debenture of an equal amount. Although Aspen never filed a claim nor took any court action against the Company, on June 15, 2000, Aspen delivered a notice of default to the Company and demanded redemption of a $200,000 debenture, due in 2003, and issued by Wasatch. The Company did not redeem the debentures asserting that performance under the original agreement was fraudulently incomplete.

         On August 18, 2000, Aspen delivered a notice asserting its conversion rights and demanding the application of $2,000 of principal of the $200,000 debenture for 2,000,000 shares of the common stock of the Company under the theory that it was entitled to convert at par value ($.001 per share). The Company disputed Aspen's claim and refused to issue the shares requested. On August 22, 2000, Aspen delivered another notice of conversion to redeem another $50,000 of debenture principal for 50,000,000 shares of the Wasatch common stock based upon a conversion price of $.001 per share. In the letters sent to the Company, Aspen then claimed it owned 52,000,000 shares of the Company's common stock, according to the disputed calculation of the conversion price per share.

         Being unable to negotiate reasonable settlement terms with Aspen, management elected to file an action in a state court in Utah. On September 26, 2000, the Company filed a complaint in the Third Judicial District Court of Utah against Joe K. Johnson (a principal) and Aspen. The Company alleged fraud as first cause of action, promissory fraud as a second cause action, and as a third cause of action, a breach of oral modification of the original securities purchase agreement. The Company sought a judgment to have the securities purchase agreement declared null, void and unenforceable, an award of damages jointly and severally against both defendants in the amount of $20,000,000, plus interest at the statutory rate and attorneys' fees, an award of punitive damages jointly and severally against both defendants in the amount of $20,000,000, and such other relief as the Court may deem just and reasonable.

         On October 17, 2000, immediately prior to the state court hearing the Company's motion for a preliminary injunction to prevent Aspen's threat of filing a Securities and Exchange Commission form13D claiming beneficial ownership of 52,000,000 of Wasatch's common stock, Aspen agreed to a settlement. That settlement agreement (the Agreement) was executed on November 7, 2000.

         Under the terms of the Agreement, Aspen is to fully release the Company from all of the claims that Aspen may have arising from the execution of the April 19, 2000, securities purchase agreement for the purchase of convertible debentures. If, however, the Company defaults on the terms of the settlement agreement, Aspen's release of claims will become void and Aspen will have all of the rights pursuant to the securities purchase agreement; and the company waives all of its defenses regarding the validity or enforceability of the securities purchase agreement.

         The Agreement provides that the Company shall deliver to Aspen 750,000 shares of its common stock, and to pay Aspen the sum of three hundred thousand dollars ($300,000), by November 15, 2000. In the event that the Company fails to pay in full the $300,000 on November 15, 2000, it shall then deliver to Aspen an additional 250,000 shares its common stock and on or before, December 1, 2000, and the Company must pay the sum of three hundred twenty thousand dollars ($320,000). Failure to pay $320,000 by December 1, 2000, the Company will then, on or before December 6, 2000, deliver to Aspen an additional 250,000 shares of Wasatch common stock and on or before January 2, 2001 shall pay Aspen the sum of $340,000.

         Within 60 days of the execution of the Agreement, the Company agrees to file for registration, under the Securities Act of 1933 and under all applicable state securities laws, the shares issued to Aspen pursuant to the Agreement. The Company also agreed that if the Company is required to register any of its common stock for public sale for cash, other than on form S-4 or S-8, the Company will not permit any registration statement relating to its shares to become effective, until all of the shares issued to Aspen have been registered, unless such registration statement includes the shares issued to Aspen, or unless Aspen waived its registration rights in writing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         During the quarter ended September 30, 2000, the registrant entered into a series of facility lease agreements that are summarized in the following table:

1. New Corporate Office and Clinic in Murray, Utah - Two separate offices in the same building, under one five year lease. The Clinic space was approx 2,000 sq ft. and Office space was approx 2,500 sq ft. The starting date is December 1, 2000 and the lease rate is $4,293 per month for both spaces.

2. Additional Clinic lease in Murray - In same building as clinic in Murray, we will enter into a lease for additional space adjacent to the clinic to give us 1,000 sq ft of more space. It will be a five year lease for approx $900 per month.

3. Distribution Center - Located in Murray, Utah. 6,280 sq ft (3,500 sq ft of warehouse and 2,500 sq ft of office), under a five-year lease commencing October 1, 2000 and ending October 31, 2005. The monthly rate is $2,600 per month for years one through three, $2,700 per month for fourth year and $2,800 per month for year five.

         During the quarter ended September 30, 2000, the registrant entered into the following employment contracts:

         On September 8, 2000, the board of directors approved five-year employment contracts with Gary Heesch (President and CEO) and Dave Giles (Chief Financial Officer) at an annual compensation rate of $150,000. Additional other benefits including profit sharing, stock options, etc. would be added, as the management group is grown through expansion of business activities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

                  Exhibit
                  Number    :      Exhibit

                  27 Financial Data Schedule (included only in the electronic filing of this document).

                  28 Summary and detail of third quarter stock transactions.

              (b) Reports on Form 8-K

                  During the third quarter there were no reports required to be filed on Form 8K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.

Dated: November 13, 2000

By: /s/ David K. Giles
    -------------------------
    David K. Giles
    Principal Accounting Officer