Form 10KSB
period 2000-12-31
WASATCH PHARMACEUTICAL INC
filed 2001-04-24
CIK 37848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to __________

                         Commission File Number 0-22899

                          WASATCH PHARMACEUTICAL, INC.
                          ----------------------------
               (Exact name of registrant as specified in charter)

                   Utah                                     84-0854009
                   ----                                     ----------
      State or other jurisdiction of               (I.R.S. Employer I.D. No.)
      incorporation or organization

                     310 East 4500 South, Murray, Utah 84107
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code (801) 263-3949


         Securities registered pursuant to section 12(b) of the Act:
                                      None
                                      ----
                                (Title of class)

         Securities registered pursuant to section 12(g) of the Act:

         Title of each class         Name of each exchange on which registered
    Common Stock Par Value .001                          N/A
    ----------------------------     -- --------------------------------------

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)Yes [X] No [ ] (2)Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $29,784

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

         At April 5, 2001 the aggregate market value of the voting stock held by non-affiliates was $4,926,422 (based on 23,459,150 shares held by non-affiliates multiplied by a average of the bid and ask price of $.21 per share).

         As of April 5, 2001, the Registrant had 31,104,094 shares of common stock issued and outstanding. (This excludes 1,946,650 shares issued but unpaid for and 1,350,000 shares issued as collateral to secure the Registrant's obligations.)

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

                                      NONE

                                TABLE OF CONTENTS

                                     PART I

                                                                      Page

ITEM 1.  DESCRIPTION OF BUSINESS....................................   4

ITEM 2.  DESCRIPTION OF PROPERTY....................................   8

ITEM 3.  LEGAL PROCEEDINGS..........................................   9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   9

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...   9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..  11

ITEM 7.  FINANCIAL STATEMENTS.......................................  20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE........................  21

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.....................................................     22

ITEM 10. EXECUTIVE COMPENSATION.....................................  24

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.............................................  27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  28


                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.....  32

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

         This form 10KSB for fiscal year ended December 31, 2000 is being filed on April 18, 2001, and should be read in conjunction with the Company's periodic reports, including the Form 10KSB for December 31, 1999 and December 31, 1998.

History and Organization

         The Company was organized under the laws of the State of Utah as Ceron Oil Company on March 25, 1980. On February 6, 1981, pursuant to a merger transaction, the Company became successor to Folio One Productions, Ltd. ("Folio"), a publicly held, inactive Delaware corporation that changed its name to Ceron Resources Corporation.

         Since the Company's inception and until its acquisition of Medisys Research Group, Inc. ("Medisys") on December 29, 1995, the Company's revenue, operating profit or loss, and identifiable assets have been attributable to one business segment, the oil and gas industry. During December 1985, the two oil and gas wells the Company had an interest in were plugged and abandoned due to the depletion of reserves and economic conditions in the industry. Since that time, the business activity of the Company, including the acquisition, development and promotion of oil and gas properties, have been conducted on a limited scale with primary emphasis on maintaining assets held by the Company.

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

Dermatology Operations

         Medisys, a research and development dermatology company, was incorporated in Utah in September, 1989. Beginning in the early 1980's dermatological research was conducted by Gary V. Heesch (currently CEO of the Company) through a predecessor company, Dermacare Pharmaceutical, Inc. ("Dermacare"). A substantial portion of Medisys' research has been devoted to developing the "Skin Fresh Methodology" for the treatment of acne, eczema, psoriasis, contact dermatitis, seborrhea, and other less serious skin disorders. The treatment program avoids the use of prescription drugs taken internally and includes a regimen and the topical application of FDA approved antibiotics. Clinical studies were conducted in 1983 and 1985 using the Skin Fresh Technology with favorable results. In 1989, Dermacare discontinued its operations and all of the rights to the technology were assigned to Medisys in exchange for a 5% royalty on product sales being paid to the former shareholders of Dermacare.

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

Market Position and Competition

         The "Skin Fresh" technology is used to treat acne, eczema, contact dermatitis and other common skin disorders. Approximately 10% of those that suffer from acne seek medical treatment, while the majority use over-the-counter medications or simply live with the problem. With other common skin disorders, a much higher percentage seeks medical attention, usually from a dermatologist. At the present time, the "Skin Fresh" technology is available only through the Company's two prototype clinics because it requires a doctor to diagnose the skin disorder and to prescribe a topical antibiotic that is part of the treatment regimen. In the clinics, the patients learn the treatment regimen and are monitored in frequent follow up visits to insure strict compliance. The Company believes that a high success rate results when the patient follows the treatment regimen very closely.

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

         On January 26, 2001, the Company organized a new wholly owned subsidiary AISC Online, Inc. (i.e. American Institute of Skin Care Internet services.) The Company has also developed brand named packaging for five additional products, three of which are now available for purchase through the Internet at the Company's Online store - www.restoremyskin.com. This store location is where patients and customers can purchase a three months supply of AISC's skin treatment kits, such as X-ACNE, for the treatment for the various acne conditions, FOLI-X, for the treatment for Folliculitis, and RESTORE, for skin rejuvenation. These treatment kits contain are over-the-counter products, but when purchased in the three month kit format they include an antibiotic prescription that will be authorized by the patient's physician or through a treatment protocol established by an attending AISC's physician. If called upon, AISC has a licensed pharmacy affiliation to meet the patient's needs. To complete the treatment process, the online kit contains a training video, which explains the use of the products in a recommended treatment regimen. AISC's online store competes with the many online treatment processes that offer skin care products, a but has the distinction of being a licensed medical process based on a topical antibiotic treatment method.

         The Company is developing an Internet marketing program and a strategy to introduce over-the-counter products through retail cosmetic outlets. The competition in these areas will come from large pharmaceutical companies with large and sophisticated distribution channels and fully developed marketing strategies.

Patents, Trademarks and Copyrights

         The Company's brochures that describe the treatment regimen have been copyrighted. There are no patents or patents pending for the Company's products. The Company has prepared and filed U.S. trademarks applications for certain of its trademarks including SILHOUETTE OF A FACE, WASATCH PHARMACEUTICAL, AMERICAN INSTITUTE OF SKIN CARE, X-ACNE, FOLI-X, and RESTORE. The formulas for the products are maintained as trade secrets with the appropriate internal controls and security.

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

Disposition of Discontinued Oil and Gas Business Segment

         In November 1997, after determining the oil and gas developer of the Company's West Virginia oil and gas properties would not be able to meet their commitments in accordance the contractual arrangements under which the properties were acquired, the company sought and obtained an acceptable resolution of differences. In February 1998, the Company executed an exchange arrangement, whereby it returned title to the fifty oil and gas wells and obtained a release from all obligations associated with the oil and gas operations in exchange for 1,800,000 of the common shares it originally issued. The transaction resulted in a $408,718 loss from discontinued operations at December 31, 1997.

         In addition, certain principals in the oil and gas transaction had executed and delivered notes receivable for the Company's issued common shares. It was agreed that the amount due on shares issued at the time of the exchange, $520,390, would be forgiven. This reduction in the obligation was reflected in the financial statements as a charge to additional paid in capital during the year ended December 31, 1998.

Employees

         The Company and its subsidiaries have eight full time employees and six full time consultants, four of which serve as officers. Company management believes its relations with employees and consultants to be good.

                         ITEM 2. DESCRIPTION OF PROPERTY

Dermatology and Administrative Operations

         The Company's has administrative and clinical facilities offices are located at 310 East 4500 South, Murray, Utah, a combined space of approximately 5,000 sq feet, has a clinic at 777 North 500 West #206, Provo, Utah, consisting of 1,000 square feet and leases a 6,000 sq foot office/warehouse at West 300 4569 South Murray, Utah.

         All properties, excepting the Provo clinic, which is on a month-to-month $725 rental, are for a five-year period with annual escalations. The long-term leases have monthly rental payments of $2,400 and $6,214 and commenced in November and December of 2000. Rent expense was approximately $49,700, $37,000 for December 31, 2000 and 1999, respectively. The estimated future contractual rental payments are show below.

              Date                               Amount
              ----                               ------
              2001                             $ 103,692
              2002                               106,441
              2003                               109,238
              2004                               112,081
              2005                               102,277
                                               ---------
              Total                            $ 533,730
                                               =========

                            ITEM 3. LEGAL PROCEEDINGS

         On November 27, 2000, Capital Asset, Inc filed suit against the Company in Utah State Court, claiming that the Company has an obligation to repay a personal loan obligation of a former officer/consultant of the Company. The former officer/consultant received a loan secured by his home and falsely claimed that he was authorized to obligate the Company on the loan. The former officer/consultant defaulted on the loan. Capital Assets foreclosed on the property and has now filed a claim demanding that the Company pay the difference between the foreclosure sale amount and the amount left owing on the mortgage. The Company's attorney has filed an answer and the Company intends to file a counter claim against Capital Asset. The Company feels that the claim is entirely without merit because there is no plausible evidence that the Company was willing to accept liability for the personal loan of the officer/consultant.

         The Company is a party to other legal proceedings that are covered by liability insurance, the outcome of which will not have a material adverse effect on the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2000.

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

         At April 5, 2001, the Company's Common Stock was quoted on the OTC Electronic Bulletin Board at a bid and asked price of $0.20 and $0.22, respectively.

                                              High Bid      Low Bid
Fiscal Year Ending December 31, 1998
  First Quarter                                $ .219        $ .13
  Second Quarter                               $ .375        $ .17
  Third Quarter                                $ .41         $ .13
  Fourth Quarter                               $ .301        $ .13

Fiscal Year Ending December 31, 1999
  First Quarter                                $ .32         $ .35
  Second Quarter                               $ .75         $ .84
  Third Quarter                                $ .75         $ .80
  Fourth Quarter                               $ .55         $ .58

Fiscal Year Ending December 31, 2000
  First Quarter                                $1.875        $ .55
  Second Quarter                               $1.062        $ .53
  Third Quarter                                $ .968        $ .25
  Fourth Quarter                               $ .48         $ .19

         Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 5, 2001 the Company had approximately 1,229 shareholders of record based on information provided by the Company's transfer agent.

Changes in Securities

         The following changes in securities occurred in the 4th quarter of 2000. Changes in securities for the first three quarters of 1999 were recorded in the appropriate 10Qs for those periods.

Restricted shares issued for consulting and legal services
         Date              Issued To                         Number of Shares
         10/5/00           Liz Dixon                                   4,000
         11/7/00           Kevin Leigh                                18,000
         11/7/00           Richard Wexler                             30,000
         12/6/00           Mark Coker                                 10,000
         12/31/00          Ben Krage                                  80,000

Restricted shares issued for consulting services
         Date              Issued To                         Number of Shares
         11/20/00          Internet Opportunities                    120,000

Restricted shares issued for finder's fees
         Date              Issued To                         Number of Shares
         10/10/00          Beverly Copeland                              310
         10/10/00          Precious Investments Inc                      310
         11/16/00          Derek Cornaby                               6,250
         12/1/00           Derek Cornaby                               9,375

Shares Sold to Investment Groups in Private Placement
         Date              Placement Agent                   Number of Shares
         10/4/00           Provision Capital Trust Fund               12,000
         10/20/00          Provision Capital Trust Fund               66,000
         11/30/00          Provision Capital Trust Fund              181,000
         12/16/00          Provision Capital Trust Fund              264,000
         10/6/00           EEG Trust                                  41,766
         (A) The commission on these security sales were generally 50% of the net proceeds from sales.

Shares issued in Lindberg - Hammar Settlement
         Date              Issued To                         Number of Shares
         12/7/00           Crestport Capital                         100,000

Shares issued in settlement of debenture dispute
         Date              Issued To                         Number of Shares
                           Aspen Capital Resources
         11/7/00           Partial settlement                        750,000
         11/20/00          Additional shares                         250,000
         12/5/00           Settlement Fee                            250,000
         1/4/01            Settlement Fee                            250,000
         1/15/01           Settlement Fee                          2,000,000
                           Silver Shadow Investment, L. C.
         1/15/01           Settlement Fee                          1,500,000

Exercised stock options originally granted for services
         And additional compensation
         Date              Issued To                         Number of Shares
         11/16/00          Brenda Greer                              400,000
         12/21/00          Kenneth John Gustat                     2,500,000
         11/1/00           David K. Giles                            150,000
         11/1/00           Gary V. Heesch                            150,000


         Each of the foregoing transactions was executed as an exempt transaction under Section 4(2) of the Securities Act of 1933, involving a private sale not utilizing public solicitation.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

Overview

         At December 31, 2000 the continuing operations of the Company consists of capital fund raising activities and the research and development work conducted by the two wholly owned subsidiaries, Medisys Research Group, Inc. ("Medisys") and American Institute of Skin Care, Inc. ("AISC").

         Due to the lack of advertising and marketing, the two AISC clinics are operating at approximately 5% to 10% of capacity. An important strategy in the clinic's marketing program is to develop contract relationships with insurance companies that highlight the cost savings of the Company's treatment program. An initial step will be to participate in a controlled study with a pilot insurance company to identify these cost savings.

         Since January 1994, the Company's primary source of operating revenue has been the prototype clinics; Revenues since inception have been small ($709,665) because of limited resources for market development. The Company's best revenue period was $225,000 for the twelve months of 1995. Management estimates that the average patient revenue is $600 with 40% of the charges attributable to doctor's fees. The clinics are operating at 5% to 10% of capacity and the revenues have been decreasing because of a lack of media exposure.

         The main management activity of the Company has been devoted to attempting to raise the capital funds necessary to establish medical skin care service throughout the United States. In the short term, the Company's Plan is to raise sufficient capital to establish its Internet presence and begin its marketing program to increase revenue in the existing clinics to continuing profitability. Once there are 4-5 clinics and a network of Internet physicians operating at a profitable level, the Company would pursue a public offering to raise sufficient capital to set up clinics all over the United States and Europe.

         At December 31, 2000, the Company has a cumulative operating loss of $7,746,309 since its inception. The loss is attributable to product research and development, the cost of starting up and operating the prototype clinics, the losses from its former oil and gas operations and, primarily, the costs involved in raising start up capital funds.

Liquidity and Capital Resources

         Because the Company is in the development stage, it has limited working capital and limited internal financial resources. At December 31, 2000, the Company had a working capital deficit of $4,035,000 that has not allowed the Company to borrow funds through conventional lending institutions. The report of the Company's auditor contains a going concern modification as to the ability of the Company to continue to operate.

         The Company is currently operating at a cash loss of approximately $116,700 per month with approximately 24% of the loss attributed to the clinic operations. The Company expects operating expenses to continue at approximately the same rate until funding is received. Once adequate funding is received, advertising and marketing expenses will increase as the Company launches its e-commerce and marketing programs. The Company has not been able to secure funding from commercial lenders and has had to rely on cash flow from its clinic operations and creditor loans and long-term capital investments from individuals to meet its on-going operating obligations.

         In 1997, it became apparent that the value added through certain investments made in prior years, approximately $3,800,000 in equity, was not going to be realized through operating profits and cash flows. Consequently, in 1997 and 1998, the Company disposed of the operating assets associated these businesses. The financial impact of these management decisions was to reduce shareholders equity approximately $4,000,000.

         In the fiscal year ended December 31, 2000 the Company's operating expenses have exceeded operating revenues. This cumulative deficit since inception has been funded by open account creditor debt ($534,929), shareholder and other loans ($2,083,800 in principal and $648,300 in interest), shareholders' cash investment ($2,325,000) and common shares exchanged for property and services ($1,543,300). Although the Company has continued to operate with the above sources of funds, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

         During fiscal years 2000 and 1999, the Company's activities were financed with cash from new borrowings $521,400 and $702,900, respectively, net of repayments 166,900 and $294,000, and the sale of Common Stock $1,143,800 and $383,500, respectively. Those monies were used to fund the unsuccessful attempts to raise capital ($114,100 in 2000 and $700,000 in 1999) and the operations of the Company.

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

         Following is a recapitulation of some special financing vehicles used to finance the Company's operations:

         Professional Services - Professional services ranging from accounting to consulting, are a major cost for the Company in order to maintain its status as a publicly traded bulletin board stock. Those costs were $503,100 and $146,500 during the years ended in 2000 and 1999, respectively.

         Unsuccessful Joint Venture to Raise Long-term Capital - During 1998, the Company entered into a joint venture arrangement to raise long-term capital from a foreign lender. Under the terms of the proposed loan, the lender required a $10 million good faith deposit. The good faith deposit was to be provided by a third party for a fee of $700,000. The Company obtained the funds for its share of the fee ($500,000) through the sale of common stock ($100,000), a loan from the joint venture partner ($100,000) and a loan from another third party ($300,000). The Company's fee loan was subsequently defaulted but eventually paid in 1999 with a combination of cash and 2,500,000 million shares of common stock.

         In 1998, the Company demanded the return of the escrowed loan fee because agent for the collateral funds had been unable to perform. The agent refused to return the funds claiming they had performed in accordance with the contract. Once again in February 1999, the documentation and arrangements of agent did not satisfy the foreign lender, who proceeded to withdraw his commitment. The collateral agent continued to contend it had met the requirements of the escrow agreement and had earned the fee. The Company contested that position.

         Although management believes it has a solid case and legal counsel is optimistic about the outcome, there is a major uncertainty due to the Company's lack of resources to aggressively pursue timely legal remedies. In light of the uncertainties, management concluded to charge-off the $500,000 in fees advanced. That amount is included in general and administrative expenses in the statement of operations for the year ended December 31, 1998. The Company is currently reviewing and evaluating its legal remedies.

Results of Operations

         Revenues

         One purpose of the Company's development stage enterprise is to establish proven medical and administrative procedures. During this period, revenues from operations have been limited because substantial funds have not been available to the Company to launch a major advertising and public relations campaign to promote the Skin Fresh Methodology.

         Revenues from clinic operations consist of fees charged for the services of the physician and trained medical assistants and the sale of products through the clinics. During the fiscal year ending December 31, 2000, revenues from clinic operations were $29,784, a 33% drop from revenues of $44,618 for the fiscal year ending December 31, 1999. The drop is due to the limited marketing and advertising efforts during the year. Revenues from the clinic operations should not significantly increase until sufficient funds are received that will allow the Company to launch its marketing program.

         Expenses

         Clinic operating expenses for fiscal 2000 were higher than fiscal 1999 by $28,800 or 9%. This increase was primarily due to increases in clinic salaries and personnel costs.

         The Company's general and administrative expenses increased $1,050,700 or 193% from fiscal 1999 to fiscal 2000 due primarily to the following expense increases:
                                                     Increases
                                                     ---------
         Management compensation                    $ 226,800
         Professional service fees                    356,600
         Investor relations                           174,600
         Licensing expenses                            40,000
         Loss on broker advances                       58,600
         Professional development                      32,700
         Business travel                               26,100

         Those increases are attributable to a larger management group (i.e. new VPs of marketing and operations, directors of Internet and human resources), use of more contractual financial and technical services and a greater emphasis on corporate development and investor relations. The increases were also reflecting a change in the financial assessment of the value of the Company's common stock. In the years prior to fiscal 2000, management concluded that the intrinsic market value of the Company's common was near to impossible to ascertain because of volatility, the financial condition of the Company and the limited trading activity in the over-the-counter marketplace. Although most of these valuation barriers remained, management concluded that a market price could be established that would meet the accounting criteria established for generally accepted accounting principals. Consequently, fair market values were utilized in recording shares issued and options granted for employee, consultant ands third party services and goods received. This new accounting convention increased recorded general and administrative expenses by $382,800 over what they would have been under the prior method.

         The Carrying costs of loans increased $90,000 because of the new debt and penalties incurred in connection with the $200,000 debenture sale.

Plan of Operations

         The results of operations during the first seven years of the prototype clinics are not indicative of future operating results because the purpose of the prototype clinics was to establish operational procedures and the Company has not been able to launch the appropriate advertising and marketing campaigns necessary to promote the "Skin Fresh" technology.

         For the past seven years, working capital has come from loans and investments by private individuals and increased general creditor debt. In order to continue operating the prototype clinics and pay the staff of the Company, additional funding from these or comparable sources will be needed until revenues from professional fees and the sale of product increase to the point covering such costs of operations.

         In January 2001, the Company actively commenced its Internet marketing effort through ASIC Online, Inc. This effort emphasizes an online store to sell the products and services sold through the clinics. These products are packaged according to the disease or skin conditions they treat. X-ACNE was developed to treat Acne and more difficult cases of Cystic Acne. FOLI-X was developed to treat a skin condition called Folliculitis. RESTORE was developed for skin rejuvenation.

The online store Internet address is www.restoremyskin.com.

         If the Company can obtain additional funding, it plans to open clinics in strategic metropolitan areas and to develop an e-commerce network of attending physicians to service patients in a worldwide environment. In addition, Wasatch will commence advertising and marketing campaign to support the new network of treatment clinics and expand the Internet recognition and profile of its online store.

         The Company estimates that it will need approximately $10,000,000 to establish the additional clinics, deliver Internet services in a medically sound and efficacious manner and to launch the related marketing campaign for product and service identity. The Company will, for the time being, be dependent on raising long-term capital to fund the expansion of the its clinical operations.

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

                          ITEM 7. FINANCIAL STATEMENTS

         The following consolidated financial statements of Wasatch Pharmaceutical, Inc and Subsidiaries are included in this report:

    Title of Document                                                  Page Nr.
--------------------------------------------------------------------   --------

Independent Accountants Report                                           F - 1

Consolidated Balance Sheets as of December 31, 2000 and December 31,
  1999                                                                   F - 3

Consolidated Statements of Operations For the year ended December 31,
  2000 and 1999 and from inception (September 7, 1989) through
  December 31, 2000                                                      F - 4

Consolidated Statements of Operations For the year ended December 31,
  1999 and 1998 and from inception (September 7, 1989) through
  December 31, 2000                                                      F - 5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  from Inception (September 7, 1989) through December 31, 1996           F - 6

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 1997 and 1998                         F - 7

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 1999 and 2000                         F - 8

Consolidated Statements of Cash Flows For the years ended December 31,
  2000 and 1999 and from inception (September 7, 1989) through
  December 31, 2000                                                      F - 9

Consolidated Statements of Cash Flows For the years ended December 31,
  1999 and 1998 and from inception (September 7, 1989) through
  December 31, 1999                                                      F - 10

Consolidated Statements of Supplemental Cash Flows For the years ended
  December 31, 2000 and 1999 and from inception (September 7, 1989)
  through December 31, 2000                                              F - 11

Consolidated Statements of Supplemental Cash Flows For the years ended
  December 31, 1999 and 1998 and from inception (September 7, 1989)
  through December 31, 1999                                              F - 12

Notes to Consolidated Financial Statements                               F - 13

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth as of December 31, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Director or Officer        Age         Position                    Since
-------------------        ---    ------------------------    -----------------
Gary V. Heesch             62        CEO & Director           December 29, 1995
David K. Giles             53        CFO & Secretary          December 29, 1995
Craig Heesch               61        Director                 December 29, 1995
Robert Arbon, M.D.         62        Director                 December 29, 1995
Robert Meador              47        VP Sales & Marketing        April 30, 2000
R. Kent Heileson           58        VP Operations                 May  1, 2000

Biographical Information

         Set forth below is certain biographical information for each of the Company's Officers and Directors:

         Gary V. Heesch. Mr. Heesch has been a director of Medisys Research Group, Inc. since its incorporation in 1989 and its president since January 1993. Mr. Heesch has been president and a director of the Company since December 1995. Since 1983, Mr. Heesch has developed technology in the field of Dermatology resulting in medical therapies directed at the treatment of acne, eczema and other common skin disorders.

         David K. Giles, MBA. Mr. Giles has been a consultant with Medisys since 1993 and a vice president and secretary/treasurer of Medisys since June 1994 and vice president and secretary of Wasatch Pharmaceutical, the parent company since December 1995. Prior to coming to Medisys, Mr. Giles worked from 1981 to 1993 for EFI Electronics Corporation, Salt Lake City, Utah, a Utah public corporation [NASDAQ: EFIC], serving for the majority of that time as CFO and Vice President of Finance and Administration. Mr. Giles received his BS degree from the University of Utah (1970) and an MBA from the University of Utah (1971).

         R. Kent Heileson. Mr. Heileson has, for more than ten years, been in the asset management and consulting services business. Most recently he was the founder and principal for Valley Capital Corporation. Prior to that he was a co-founder of Security National Investment Corporation.

         Robert Meador, Mr. Meador has been an officer of Wasatch since April 2000. Prior to Wasatch, Mr. Meador was Director of Sales & Marketing for the Western Region of Bausch & Lomb for over seven years in the Eye Care, Skin Care and Vision Accessories business of Bausch & Lomb. Prior to that he was the Southern California district manager for Campbell Soups.

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

Beneficial Owner Reporting Compliance with Section 16(a) of the Exchange Act

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Gary Heesch has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 18 transactions nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 2000. Upon notice of this oversight, Mr. Heesch advised the company that he will file all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, David Giles has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 15 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 2000. Upon notice of this oversight, Mr. Giles advised the company that he will file all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Craig Heesch has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 2000. Upon notice of this oversight, Mr. Heesch advised the company that he will file all of the forms required by Section 16(a).

         Based on a review of the forms submitted to the company, with respect to this fiscal year, as of the date of this annual report, Robert Arbon has not filed his Form 4, "Statement of Changes in Beneficial Ownership" for 1 transaction nor his Form 5, "Annual Statement of Change in Beneficial Ownership" for 2000. Upon notice of this oversight, Mr. Arbon advised the company that he will file all of the forms required by Section 16(a).

                         ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of the Company's last completed fiscal year):

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                                             Long Term Compensation
                                                      --------------------------------------
                               Annual Compensation              Awards            Payouts
                            ------------------------------------------------------------------------------------
         (a)           (b)     (c)     (d)     (e)        (f)            (g)        (h)              (I)(1)
        Name                                  Other
      Principal                      Bonus   Annual      Res.Sty        Options/    LTIP             All Other
      Position        Year   Salary   ($)     Comp.       Awards          SAR      Payout          Compensation
-----------------------------------------------------------------------------------------------------------------
Gary V. Heesch        2000     $0      $0      $70,820   $34,925 (2)     328,000    $0              $76,330(1)
President & CEO       1999      0       0       32,368    0               0          0              118,132(1)
Wasatch
Pharmaceutical, Inc.  1998      0       0       37,530    0               0          0              115,000(1)

David K. Giles        2000      0       0       99,800    34,750 (3)     328,000     0               51,730(1)
Vice President &
Secretary             1999      0       0       0         0               0          0              150,500(1)
Wasatch
Pharmaceutical, Inc.  1998      0       0       96,876    0               0          0               56,124(1)

(1) Represents amounts of (i) accrued pay (ii) reimbursement of payroll taxes and (iii) other costs paid to the officers for the benefit of the company. These amounts will not be disbursed until adequate funds are available.
(2) Represents the value of options to purchase (i) 1,425,000 shares of common stock at $0.002 per share and (ii) 250,000 Shares of common stock at $0.17 and $.08 per share exercised in 2000.
(3) Represents the value of options to purchase (i) 1,110,000 shares of common stock at $0.002 per share, (ii) 250,000 shares of stock at $0.17 and at $0.001 per share exercised in 2000.

                                   Option/SAR Grants in Last Fiscal Year
                                              Individual Grants
--------------------------------------------------------------------------------------------------------------
          (a)                   (b)                    ( c)                     (d)                (e)
                             Number of
                             Securities
                             Underlying        % Total Options/SARs         Exercise or
                            Options/SARs     Granted to Employees in        Base Price         Expiration
         Name                Granted (#)           Fiscal Year                ($/Sh)              Date
--------------------------------------------------------------------------------------------------------------
Gary V. Heesch                250,000                  50.0%              $  0.001              8/3/2002
                               78,000                  21.3%              $  0.19               8/3/2005
David K. Giles                250,000                  50.0%              $  0.001              8/3/2002
                               78,000                  21.3%              $  0.19               8/3/2005

               Aggregate Option/SAR Exercises in Last Fiscal Year and FY End Option/SAR Values
--------------------------------------------------------------------------------------------------------------
          (a)                 (b)            ( c)                 (d)                        (e)
                                                         Number of Securities
                                                        Underlying Unexercised        Value of Unexercised
                            Shares          Value     Options/SARs at FY-End (#)   In-theMoney Options/SARs at
                          Acquired on      Realized          Exercisable/            Y-End ($) Exercisable/
    Name                  Exercise (#)        ($)            Unexercisable               Unexercisable
--------------------------------------------------------------------------------------------------------------
Gary V. Heesch                 1,425,000        $2,850
                                 150,000        25,500
                                 100,000         8,000
                                                                78,000                     $ 28,860
David K. Giles                 1,360,000         3,220
                                 150,000        25,500
                                 100,000         8,000
                                                                78,000                     $ 28,860

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

         Non-Qualified Stock Option Plan - On December 16, 1996, Wasatch adopted the 1996 Non Qualified Stock Option Plan ("Plan") with 850,000 shares of the Company's common stock being issuable at the discretion of Board of Directors. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. The Plan is designed to allow the Company to provide stock as an incentive to employees, officers, directors and consultants who provide services. As of December 31, 2000, 132,500 shares remain to be granted under this plan.

         1997 Options Granted Officers - The Board of Directors approved an incentive stock option plan for the benefit of officers and key employees and set aside 1,000,000 shares for this purpose. At December 31, 1997, options totaling 675,000 shares were granted to the two principal officers, which were exercised in 2000. As of December 31, 2000, 325,000 shares remain to be granted under this plan. The Company did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service. The Company considers the options granted outstanding.

         1999 Options Granted Officers and Directors - The Board of Directors approved on March 4, 1999 an incentive stock option plan for the benefit of officers and directors and set aside 2,500,000 shares for this purpose. On March 4, 1999, five year fully vested options were granted to the two principal officers (2,000,000) and two directors (350,000) at $.001 per share. These options were exercised in 2000. Generally the plan calls for the vesting period to be determined by the Board of Directors and will have a term of two years. As of December 31, 2000, 150,000 shares remain to be granted under this plan. The Company did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service. The Company considers the options granted outstanding.

         2000 Non-Qualified Stock Option Plan - On August 3, 2000, the Board of Directors approved the 2000 non-qualified stock option plan and registered 4,000,000 shares for employees and consultants for non-fundraising activities. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. As of December 31, 2000, 114,000 shares remain to be granted under this plan.

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2000, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 27,405,517* issued and outstanding shares of the Company's Common Stock, and the name and the shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

   Title or         Name and Address of          Amount and Nature of Beneficial
    Class            Beneficial Owner                     Ownership (1)               Percentage of Class
 ------------- ------------------------------ ---------------------------------------------------------------
               Aspen Capital
    Common     Resources L.C.                         D                   3,500,000                    13.4%

               Silver Shadow
    Common     Investment L.C.                        D                   1,500,000                     5.8%

    Common     Gary V. Heesch,CEO & Director          D                   1,586,848                     6.3%
               310 E. 4500 S.                         I                      58,827
               Ste.# 450
               Murray, Utah 84107

               David K. Giles, Secretary &
    Common     CFO                                    D                   1,603,041                     6.4%
               310 E. 4500 S.                         I                      68,300
               Ste.# 450
               Murray, Utah 84107

    Common     Officers & Directors                   D                   3,823,617                    15.3%
               As a group                             I                     163,127

      (1)    otherwise noted.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

Reverse Stock Split

         On June 22, 2000, the Company effected a 100% reduction in the number of shares issued and outstanding with a "reverse stock split" whereby each shareholder received one share of common stock for each two shares held as of that date. The issued and outstanding shares were reduced from 36,270,879 common shares to 18,135,440 common shares. The Par Value of the common stock was not changed. All references to common stock, common stock outstanding, common stock options and per share amounts in the consolidated financials statements prior to the date of the reverse stock split have been restated to retroactively reflect the one for two decrease in the shares outstanding.

Transactions With Officers and Directors

         During 1999, a principal officer of the Company sold 100,000 shares of his personal holdings of the Company's common stock and lent the Company approximately $139,000. In April 2000, the Company issued 110,000 shares of restricted common stock to this officer to replace the shares he sold. A note was set up and periodic payments have been made. At December 31, 2000, the remainder of this note and another advance made to the Company totaled $14,789 and is in the accompanying balance sheet as shareholders advances.

         During November 2000, the principal officers borrowed $125,000 individually from an outside party and loaned the money to the Company on the same terms. The loan is in the accompanying balance sheet as shareholders advances. In January 2001, the Company repaid the outside party $142,500 in principal and interest with funds provided by the Company.

         In 1994, the Company entered into an agreement with a shareholder to redeem 75,000 shares for $25,000. There is a remaining balance of $5,500 of the redemption price that is non-interest bearing and due on demand.

         Included in the liability account, accrued executive compensation is $681,036 of specific compensation approved by board of directors for two principal officers. The compensation is to be paid only when sufficient cash becomes available. The liability represents back pay and the payroll costs paid by the officers for the benefit of the Company. The balance of the accrued executive compensation liability account is an accrual for current year compensation for other executives of the Company.

Transactions With Shareholders

         In 2000 and 1999, several creditor/shareholders elected to add the interest earned to date to their notes principal balance.

         During 2000 and 1999, the Company issued 124,823 and 269,850 common shares, respectively, to certain shareholder/creditors as compensation for extending the due date on their obligations and in lieu of interest. In 2000 and 1999, 150,000 and 66,208 common shares, respectively, were issued for the reduction of principal and interest.

         In September 2000, the Board of Directors, approved a five-year employment contract with the two principal officers that calls for annual compensation of $150,000 and additional benefits such as profit sharing, stock options, and health insurance.

Joint Services Agreement

         On June 30, 2000, the Company entered into a joint service agreement with a pharmacy company to dispense federally regulated prescription drugs for the skin care treatment of clinical patients and for sale of products and services over the internet. The agreement can be terminated at any time and each party is responsible for their own expenses. The pharmacy company receives a fee for each prescription filled. Under this agreement the Company issued 100,000 shares of common stock to its joint services partner.

Stock Exchange Arrangement with Principal Officers

         To assist in raising capital, its two principal officers initiate a series of transactions whereby they transfer Company shares they own to a financial intermediary, ProVision Capital Funding, Inc. (ProVision), which is an agent "to find" the Company long-term capital.

         The officers transferred shares to ProVision in a private placement that is exempt from registration under the federal securities law. ProVision then sells the common stock it has received from the officers to qualified investors in an exempt transaction and remits 50% of the collected proceeds to the officers who deposit the funds in the Company.

         To complete the transaction process, the Company and the officers executed an exchange agreement, which directs that the funds generated from the sales of securities go directly to the Company. The officers will receive 1.1 restricted shares of the Company stock for each share exchanged with ProVision. The transactions commenced in October 1999 with the transfer of 250,000 shares to ProVision by the officers. In December 1999, the two officers transferred an additional 150,000 shares to ProVision and, by February 2000, the exchange arrangement was concluded and 671,000 shares had been sold and replaced with 738,000 newly issued restricted common shares. The parties established a share sales price floor that will yield not less than $.30 per share to the Company. During 1999 and 2000, the net proceeds to the Company from this arrangement, after deducting commissions and expenses, were $328,143. Commencing in March 2000, ProVision sold shares received directly from the Company's unissued shares. During 2000, 1,347,557 shares were sold under this arrangement with net proceeds to the Company of $360,107.

Equity Advisor Agreement

         On October 27 1999, the Company executed an "Equity Advisor" share sales and marketing agreement with European Equity and Guarantee Corporation
(EEG). During 2000, EEG sold 117,016 shares of the stock and the net proceeds to the Company, after deducting EEG costs, were $64,393. EEG has agreed to purchase stock from the Company at an amount to be not less than 50% of the average between bid and ask values at the time of sale.

Stock Issued for Future Transactions

         At December 31, 2000, the Company had a stock transaction that is dependent on future events for its consummation. A note holder has been issued 250,000 common shares as collateral on its notes payable with an aggregate value of $250,000. Generally, the security agreement provides that Wasatch will retain the voting rights to the collateral until such time as a default of the loan agreement occurs, then those rights will pass to the note holders. At December 31, 2000, the Company has defaulted under the loan agreement, but the note holder has not taken any action to enforce control over the collateral.

Concession and Compromise with Note Holder

         During 1999, Collier Development & Management, Inc. a note holder with 12,750,000 common shares held as collateral asserted their property rights under the default terms of its loan agreement. Under the settlement agreement, reached in March 2000, Collier received $214,750 in cash for principal and interest and 1,150,000 shares of common stock and returned 11,600,000 shares of the Company's common stock and extinguished $165,972 of debt. This transaction was retroactively reflected in the December 31, 1999 financial statements.

Capital Markets Fund Raising Efforts

         During 2000 and 1999, various individuals and companies were issued 2,063,077 and 1,556,350 common shares, respectively, as compensation for their attempts to raise capital for the Company.

Settlement of Litigation Involving Contingent Shares

         A former director was affiliated with a company that contended it was a legitimate holder in due course of 6,000,000 of the Company's common shares. Wasatch management asserted that consideration was never received and, consequently, the shares held were cancelled. The Company issued 100,000 shares of its common stock to settle this contingency.

Convertible Debenture Settlement

         On April 19, 2000, the Company entered into a securities purchase agreement with a private investment group to provide long-term capital funding. Under the agreement, the investment group provided $180,000 in cash and received a 3 year $200,000 8% convertible debenture. In June 2000, the Company's management concluded not to pursue this funding opportunity because of operational restrictions and changes demanded by the investment group that were not in the original agreement. The private investment group and the Company entered into negotiations and reached an agreement on November 7, 2000. Under the terms of the settlement agreement, the Company delivered 750,000 shares of the Company's common stock, and agreed to repay the private investment group the original $180,000 borrowed and a monetary and stock premium to set aside the original agreement. The premium escalated if the Company was not able to meet its commitment.

         The Company was unable to meet the repayment requirements and by January 5, 2001 the premium resulted in a total obligation of $350,000 cash and 1,500,000 shares of the Company's common stock. The settlement agreement was amended on January 16, 2001 and required the issue of an additional 3,500,000 shares of the Company common stock to completely rescind the original agreement and the initial settlement arrangement.

         The only remaining condition of the settlement agreement is for the Company to register, by May 1, 2001, all of the shares issued to the private investment group. The company is in the process of meeting that deadline with a filing under the Securities Act of 1933 and all applicable state securities laws.

         As a result of the settlement, the Company recorded an increase in common stock and paid in capital by $286,667 (net of expenses of $63,333 associated with the transaction) and extinguishment $350,000 of debt. Even though Company issued these shares in January 2001, management concluded that conditions precedent required this transaction to be included in the December 31, 2000 financial statements.

                                    PART - IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page

Independent Auditor's Report of Thomas Leger & Co., L.L.P. Certified
   Public Accountants....................................................   F-1

Consolidated Balance Sheet as of December 31, 2000 ......................   F-3

Consolidated Statement of Operations for the years ended December 31,
   2000 and 1999, and from inception (September 7, 1989) through
   December 31, 2000.....................................................   F-4

Consolidated Statement of Changes in Stockholders' (Deficit) from
   inception (September 7, 1989) through December 31, 1996...............   F-5

Consolidated Statement of Changes in Stockholders' (Deficit) for
   December 31, 1997 and 1998............................................   F-7

Consolidated Statement of Changes in Stockholders' (Deficit) for
   December 31, 1998 and 1999............................................   F-8

Consolidated Statement of Changes in Stockholders' (Deficit) for
   December 31, 2000.....................................................   F-9

Consolidated Statement of Cash Flows for the years ended December 31,
   2000 and 1999 and from inception (September 7, 1989) through
   December 31, 1998.....................................................  F-10

Notes to Consolidated Financial Statements...............................  F-12


(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

         None

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

         Settlement Agreement for Crestport litigation
         Officers Employment Agreements
         Settlement Agreements for Aspen Capital litigation
         Notice of Warrant and Warrant Certificate
         Notice of Correction of Warrant Certificate

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

         None

(b) Reports on Form 8-K.

         On October 17, 2000, the Company filed a Form 8K which summarized a complaint filed against Aspen (Aspen) Capital Resources and Joe Johnson for alleged Fraud and breach of Oral Modification of Agreement. On April 19, 2000, the Company had entered into a funding agreement whereby Aspen had agreed to provide $10 million on a convertible debenture. The original agreement called for an initial payment of $1,000,000 on the debenture, however only $180,000 was paid.

         Through subsequent discussions, Aspen placed additional restrictions on the funding. On June 15, 2000 a notice of default was delivered to Wasatch by Aspen in which they demanded that redemption of the Debenture. Wasatch did not redeem the Debenture. In August, 2000, Aspen delivered two Notices of Conversion demanding conversion of a total of $52,000 worth of debt to 52 million shares of stock. Wasatch disputed the default and Notice of Conversion.

         Being unable to negotiate reasonable settlement terms with Aspen, in the interest of Wasatch's shareholders, management elected to file an action in the State Court of Utah.

                                    SUMMARY

ITEM 5   OTHER EVENTS

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            WASATCH PHARMACEUTICAL, INC.


Date: April 16, 2001    By /S/ Gary V. Heesch, President and CEO


Date: April 16, 2001    By /S/ David K. Giles, Secretary and CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April _, 2001    By /S/ Gary V. Heesch, Director


Date: April _, 2001    By ___ Craig Heesch, Director

Date: April _, 2001    By /S/ Robert Arbon, MD, Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wasatch Pharmaceutical, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation) (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1995 were audited by other auditors whose report, dated May 14, 1996, included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period September 7, 1989 (date of inception and incorporation of the principal development activity) through December 31, 1995 reflect total revenues and net loss of $337,700 and $1,080,270, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company, as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal development activity) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise, which has suffered recurring losses from operations, has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  Thomas Leger & Co.

Houston, Texas
April --, 2000

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS
CURRENT ASSETS
Cash                                                                 $       230
                                                                     -----------
Accounts receivable - Net of allowance of $65,932                          2,388
Inventory                                                                158,471
Prepaid expenses                                                          30,158
                                                                     -----------
Total Current Assets                                                     191,248
                                                                     -----------
PROPERTY AND EQUIPMENT - At cost
Leasehold improvements                                                    60,002
Office fixtures and equipment                                             76,062
Internet system and equipment                                             37,063
Machinery and equipment                                                   24,671
                                                                     -----------
                                                                         197,798

Less accumulated depreciation                                            (54,368)
                                                                     -----------
Net Property and Equipment                                               143,430
                                                                     -----------
OTHER ASSETS
Intangibles - net of amortization of $7,088                               54,288
Deposits                                                                  27,786
                                                                     -----------
Total Other Assets                                                        82,074
                                                                     -----------
TOTAL ASSETS                                                         $   416,752
                                                                     ===========
                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade                                                 534,929
Accrued interest                                                         648,291
Accrued executive compensation                                           828,036
Payroll taxes                                                             88,384
Other accrued expenses                                                    42,884
Notes and advances currently due:
Short-term shareholder advances                                          153,790
Vendors                                                                  112,333
Stockholders and others                                                1,817,642
                                                                     -----------
TOTAL LIABILITIES                                                      4,226,289
                                                                     -----------
Preferred stock, $0.001 par value, 1,000,000
  shares authorized 49,258 issued and outstanding                             49
Common stock, $0.001 par value, 50,000,000 shares                              -
  authorized, 27,405,517 shares issued and outstanding                    27,406
Additional paid-in capital                                             3,910,666
Accumulated development stage deficit                                 (7,746,308)
                                                                     -----------
                                                                      (3,808,187)
Less consideration due on shares issued                                   (1,350)
                                                                     -----------
TOTAL STOCKHOLDERS DEFICIT                                            (3,809,537)
                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   416,752
                                                                     ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                                         For the Year Ended December 31,            To December 31,
                                                                          2000                    1999                    2000
                                                                       ------------           ------------            ------------

REVENUES
Professional fee income                                                $      8,604           $     14,315            $    237,004
Product sales                                                                21,180                 30,305                 472,661
                                                                       ------------           ------------            ------------
Total Revenues                                                               29,784                 44,619                 709,665
                                                                       ------------           ------------            ------------
OPERATING EXPENSES
Cost of products sold                                                         4,310                  3,486                  55,805
Salaries                                                                    199,284                171,185                 850,038
Employee leasing                                                                  -                      -                 218,745
Payroll taxes                                                                27,688                 38,664                 112,671
Physicians fees                                                              30,982                 30,000                 298,850
Rent                                                                         41,457                 37,009                 248,398
Advertising                                                                   2,964                  2,045                 217,560
Other                                                                        34,880                 30,405                 152,031
                                                                       ------------           ------------            ------------
Total Operating Expenses                                                    341,565                312,794               2,154,098


GENERAL AND ADMINISTRATIVE EXPENSE                                        1,593,301                542,999               4,536,361
INTEREST                                                                    447,843                357,577               1,355,797
                                                                       ------------           ------------            ------------
Total Expenses                                                            2,382,709              1,213,370               8,046,256
                                                                       ------------           ------------            ------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND THE PROVISION FOR INCOME TAXES                                     (2,352,925)            (1,168,750)             (7,336,591)
LOSS FROM DISCONTINUED OPERATIONS                                                 -                      -                 (409,718)
                                                                       ------------           ------------            ------------
NET LOSS BEFORE INCOME TAXES                                             (2,352,925)            (1,168,750)             (7,746,309)

PROVISION FOR INCOME TAXES                                                        -                      -                       -
                                                                       ------------           ------------            ------------
NET LOSS                                                               $ (2,352,925)          $ (1,168,750)           $ (7,746,309)
                                                                       ============           ============            ============
Loss per share before discounted operations                            $     (0.147)          $     (0.133)           $     (0.730)

Loss per share from discounted operation                                         -                      -                   (0.041)
                                                                       ------------           ------------            ------------
BASIC LOSS PER COMMON  SHARE                                           $     (0.147)          $     (0.133)           $     (0.770)
                                                                       ============           ============            ============
BASIC WEIGHTED AVERAGE SHARES                                            16,006,118              8,757,919              10,009,298
                                                                       ============           ============            ============

                                              WASATCH PHARMACEUTICAL, INC.
                                              (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                 Preferred                                   Additional      Accumulated          Total
                                   Stock              Common Stock            Paid - In      Development      Stockholders'
                                   Amount        Shares         Amount         Capital      Stage Deficit        Deficit
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance, September 7, 1989    $          -             -      $       -      $        -      $        -        $        -

Stock issued at inception
 at approximately $0.0005
 to the Company's founders
 for services render                     -    10,000,000          5,334               -               -             5,334

Contribution of capital
 by a shareholder                        -             -         23,509               -               -            23,509

Net loss from inception
 through December 31, 1992               -             -              -               -        (170,895)         (170,895)
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance, December 31, 1992               -    10,000,000         28,843               -        (170,895)         (142,052)

Contribution of capital by
 a shareholder                           -             -         20,000               -               -            20,000

Net loss for the year ended
 December 31, 1993                       -             -              -               -         (92,931)         (92,931)
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance, December 31, 1993               -    10,000,000         48,843               -        (263,826)        (214,983)

Common stock issued in
 payment of loan fees at
 $0.005 per share in
 December, 1994                          -        75,000            375               -               -               375

Contribution of capital by
 a shareholder                           -             -        170,434               -               -           170,434

Redemption and cancelation
 of common stock for cash
 and notes payable                       -      (600,000)       (25,000)              -               -           (25,000)

Net loss for the year ended
 December 31, 1994                       -             -              -               -        (365,189)         (365,189)
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance, December 31, 1994    $          -     9,475,000      $ 194,652      $        -     $  (629,015)       $ (434,363)
                              ============     =========      =========      ==========     ===========        ==========

                                              WASATCH PHARMACEUTICAL, INC.
                                              (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                 Preferred                                   Additional      Accumulated          Total
                                   Stock              Common Stock            Paid - In      Development      Stockholders'
                                   Amount        Shares         Amount         Capital      Stage Deficit        Deficit
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance forward
 January 1, 1995              $          -     9,475,000      $ 194,652      $        -      $ (629,015)       $ (434,363)

Stock issued at $.005
 per share for services
 rendered during 1995                    -       837,216          4,186               -               -             4,186

Contribution of capital
 by a shareholder                        -             -          1,000               -               -             1,000

Equivalent shares
 exchanged in the
 consolidation of
 Medisys Research Group,
 Inc & Wasatch
 harmaceutical, Inc                  9,852     1,777,040       (187,749)        184,051               -             6,154

Net loss for the year
 ended December 31, 1995                 -             -              -               -        (451,255)         (451,255)
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance,
 December 31, 1995                   9,852    12,089,256         12,089         184,051      (1,080,270)         (874,278)

To give retroactive
 effect to a one for
 four reverse stock split           (7,389)   (9,066,924)        (9,067)          9,067               -            (7,389)
                              ------------     ---------      ---------      ----------     -----------        ----------
Restated balance,
 December 31, 1995                   2,463     3,022,332          3,022         193,118      (1,080,270)         (881,667)

Proceeds from the sale
 of common stock                         -        57,500             58         137,442               -           137,500

Cash proceeds from the
 exercise of employee
 stock options                           -       250,000            250               -               -               250

Stock issued in
 connection with the
 following:
  Borrowing funds                        -       148,374            148               -               -               148
  Consulting agreement                   -       100,000            100               -               -               100
  Services rendered                      -         7,500              8               -               -                 8
  Cancellation of debt                   -           250              -          12,339               -            12,339

Stock exchanged for the
 following assets:
  Preferred stock of an
   insurance holding
   company                               -       750,000            750               -               -               750
  Oil and gas properties                 -     2,000,000          2,000       3,717,536               -         3,719,536

Stock issued for a
 short-term note under
 a November, 1996 stock
 option plan                             -       300,000            300         299,700               -           300,000

Net loss for the year
 ended December 31, 1996                 -             -              -               -        (504,108)         (504,108)
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance,
 December 31, 1996            $      2,463     6,635,956      $   6,636      $4,360,135     $(1,584,378)       $2,784,856
                              ============     =========      =========      ==========     ===========        ==========

                                            WASATCH PHARMACEUTICAL, INC.
                                            (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                 Preferred                                   Additional      Accumulated          Total
                                   Stock              Common Stock            Paid - In      Development      Stockholders'
                                   Amount        Shares         Amount         Capital      Stage Deficit        Deficit
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance forward
 December 31, 1996            $      2,463     6,635,956      $   6,636      $4,360,135     $(1,584,379)      $ 2,784,855

Retroactive adjustment
 to the merged Preferred
 Stock Amount                       (2,414)            -              -           2,414               -                 -
                              ------------     ---------      ---------      ----------     -----------       -----------
Re-stated balance,
 December 31, 1996                      49     6,635,956          6,636       4,362,549      (1,584,379)        2,784,855

Proceeds from the
 exercise of stock
 options:
  Cash                                   -       125,000            125         124,875               -           125,000
  Notes                                  -       500,000            500         319,500               -           320,000

Shares issued in
 connection with:
  Past services of
   officers and directors                      2,200,000          2,200         107,800               -           110,000
  Acquisition of West
   Virginia oil & gas
   properties                            -       151,000            151               -               -               151
  Services rendered in
   connection with raising
   development stage funds               -       180,000            180               -               -               180
  Note extensions                        -        26,666             27               -               -                27

Services rendered for
 operations                              -        30,000             30           2,721               -             2,751
Conversion of debentures                 -       270,758            271          18,065               -            18,336
Shares returned with
 cancelled contract                      -       (50,000)           (50)              -               -               (50)

Exchange of oil and gas
 properties for originally
 issued shares                           -    (1,800,000)        (1,800)     (3,347,583)              -        (3,349,383)
Proceeds from sale of shares             -       456,383            456         139,494               -           139,950

Shares issued for notes                  -       500,000            500          65,000               -            65,500

Net loss for the year
 ended December 31, 1997                 -             -              -               -      (1,181,570)       (1,181,570)
                              ------------     ---------      ---------      ----------     -----------       -----------
Balance December 31, 1997     $         49     9,225,763      $   9,226      $1,792,421     $(2,765,949)      $  (964,253)
                              ============     =========      =========      ==========     ===========       ===========

                                            WASATCH PHARMACEUTICAL, INC.
                                            (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                 Preferred                                   Additional      Accumulated          Total
                                   Stock              Common Stock            Paid - In      Development      Stockholders'
                                   Amount        Shares         Amount         Capital      Stage Deficit        Deficit
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance forward
 December 31, 1997            $         49     9,225,763      $   9,226      $1,792,421     $(2,765,949)       $ (964,253)

Shares issued in
 connection with:
  Note extensions                        -     1,352,368          1,352               -               -             1,352
  Securities sold for cash               -     1,695,940          1,696         135,565               -           137,261
  Exercise of stock options              -       500,000            500          24,500               -            25,000
  Services rendered                      -       848,750            849               -               -               849

Shares issued as interim
 loan collateral to be return
 at debt satisfaction                    -    25,950,000         25,950               -               -            25,950

Exchange of preferred shares
 held for investment for
 originally issued shares                -      (750,000)          (750)              -               -              (750)

Charge for per share price
 reduction of shares held
 under subscription notes                -             -              -        (630,390)              -          (630,390)

Net loss for the ended
 December 31, 1998                       -             -              -               -      (1,458,683)       (1,458,683)
                              ------------     ---------      ---------      ----------     -----------       -----------
Balance December 31, 1998               49    38,822,821         38,823       1,322,096      (4,224,632)       (2,863,664)

Shares issued in connection
 with:
  Note extensions                        -       249,810            250           2,990               -             3,240
  Securities sold for cash               -       799,257            799         214,098               -           214,897
  Services rendered                      -     3,331,076          3,331               -               -             3,331
  Retirement of debt and
   interest                              -       422,304            422         185,843               -           186,265

Correction to sales price of
 shares sold officer                     -             -              -         (24,500)              -           (24,500)

Shares issued in stock
 exchange arrangement
  Replacement shares issued              -       550,000            550         139,817               -           140,367
  Replacement shares to be
   issued                                -       161,123            161          28,094               -            28,255
  Share transactions with
   Collier Development
  Contingent shares returned             -   (25,500,000)       (25,500)              -               -           (25,500)
  Settlement shares issued               -     2,300,000          2,300         160,976               -           163,276
  Cost of funds                          -        26,000             26             (26)              -                 -

Shares issued as collaterial             -     2,000,000          2,000               -               -             2,000
Net loss for the ended
 December 31, 1999                       -             -              -               -      (1,168,750)       (1,168,750)
                              ------------     ---------      ---------      ----------     -----------       -----------
Balance December 31, 1999     $         49   $23,162,391      $  23,162      $2,029,388     $(5,393,382)      $(3,340,783)
                              ============    ==========      =========      ==========     ===========       ===========

                                            WASATCH PHARMACEUTICAL, INC.
                                            (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                 Preferred                                   Additional      Accumulated          Total
                                   Stock              Common Stock            Paid - In      Development      Stockholders'
                                   Amount        Shares         Amount         Capital      Stage Deficit        Deficit
                              ------------     ---------      ---------      ----------     -----------        ----------
Balance forward
 December 31, 1999            $         49    23,162,391      $  23,162      $2,029,388     $(5,393,382)      $(3,340,783)

Adjustment to reflect 1 for
 2 stock split                           -   (11,581,196)       (11,581)         11,581               -                 -
                              ------------     ---------      ---------      ----------     -----------       -----------
Balance forward                         49    11,581,196         11,581       2,040,969      (5,393,382)       (3,340,783)

Shares issued in connection
 with:
  Loan extensions                        -        62,323             62              60               -               122
  Compensatory stock options             -     3,925,000          3,925          60,440               -            64,365
  Services rendered                      -     2,273,209          3,006         315,369               -           318,375
  Retirement of debt and
   interest                              -       212,500            213         118,456               -           118,669
  Settlement of ligitation
   involving contingent shares           -       100,000            100               -               -               100
  Pharmacy joint venture                 -       100,000            100           9,995               -            10,095

Stock issued in exchange
 arrangement for a debenture
 obligation                              -     5,000,000          5,000         345,000               -           350,000

Shares issued in stock
 exchange arrangement                    -       288,489            288         131,781               -           132,070

Securities sold for cash

Proceeds from sale                       -     3,646,673          3,647       1,008,064               -         1,011,710
Costs of funds raised                    -             -              -        (114,108)              -          (114,108)

Shares issued as collaterial

New issues                               -     1,100,000          1,100               -               -             1,100
Collateral returned                      -      (875,000)          (875)              -               -              (875)

Miscellaneous                            -        (8,872)          (741)         (5,359)              -            (6,100)

Net loss for the year ended
 December 31, 2000                       -             -              -               -      (2,352,925)       (2,352,925)
                              ------------     ---------      ---------      ----------     -----------       -----------
Balance December 31, 2000               49    27,405,517         27,406       3,910,666      (7,746,308)       (3,808,187)

Common shares issued without
 cash consideration                      -    (1,350,000)        (1,350)              -               -            (1,350)
                              ------------     ---------      ---------      ----------     -----------       -----------
Net equity December 31, 2000  $         49    26,055,517      $  26,056      $3,910,666     $(7,746,308)      $(3,809,537)
                              ============    ==========      =========      ==========     ===========       ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                    From Inception
                                                                For the Year Ended December 31,     To December 31,
                                                                    2000             1999                2000
                                                               --------------    ------------        -------------
CASH FLOWS FROM OPERATIONS
Net loss                                                       $   (2,352,925)   $ (1,168,750)       $  (7,746,308)
Adjustments to reconcile net (Loss) to net cash
used by operating activities:
Depreciation and depletion                                             26,335           6,630               61,457
Interest and fees paid in stock                                       612,706               -              612,706
Depreciation and losses on fixed asset disposals                            -               -
Clinic assets                                                               -               -               15,234
Oil and gas assets                                                          -               -                4,189
Loss on disposal of oil and gas properties                                  -               -              382,932
Increase (decrease) in working capital                                      -               -
(Increase) decrease in receivables                                        228           4,559               (2,388)
(Increase) decrease in inventory                                     (154,799)          3,486             (158,471)
(Increase) decrease in prepaid expenses                               (21,853)         (7,706)             (30,158)
Increase (decrease) in accounts payable                               295,117           2,203              534,929
Increase (decrease) in accrued interest                               184,915         107,115              648,291
Increase (decrease) in other accruals                                 241,143         281,285              959,305
                                                               --------------    ------------        -------------
Net cash used by operating activities                              (1,169,133)       (771,178)          (4,718,283)
                                                               --------------    ------------        -------------
CASH FLOW FROM INVESTING
Purchase of property and equipment                                   (152,980)         (3,265)            (184,008)
(Increase) decrease in other assets                                   (71,874)        (10,000)             (82,075)
                                                               --------------    ------------        -------------

Net cash provided used in investing activities                       (224,854)        (13,265)            (266,083)
                                                               --------------    ------------        -------------
CASH FLOW FROM FINANCING
Proceeds from borrowings                                              521,405         702,915            3,600,527
Expenses paid by shareholder                                                -               -               38,323
Repayment of loans                                                   (166,898)       (294,542)            (918,231)
Proceeds from sale of common shares                                 1,143,780         383,519            2,037,765
Capital contributed by shareholder                                          -               -              154,800
Collection of share subscriptions                                           -               -              141,726
Common shares exchanged for debt                                            -               -               12,318
Exercised stock options                                                     -               -              125,250
Redemption of common shares                                                 -               -              (20,409)
Cost of raising capital                                              (114,108)              -             (187,474)
                                                               --------------    ------------        -------------
Net cash provided used by financing activities                      1,384,179         791,892            4,984,595
                                                               --------------    ------------        -------------
                                                                       (9,808)          7,449                  230

Balance at beginning of period                                         10,038           2,589                    -
                                                               --------------    ------------        -------------
Balance at end of period                                       $          230    $     10,038        $         230
                                                               ==============    ============        =============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                 For the Year Ended                From
                                                                                    December 31,                Inception To
                                                                                2000            1999           Dec. 31, 2000
                                                                             ------------     -----------      --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                       $     52,308     $       350      $      163,837
Cash paid for income taxes                                                              -               -                   -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock for assets aquired or (exchanged)
Clinical equipment and fixtures                                                         -               -              13,790
Oil and gas properties
Acquired                                                                                -               -           3,732,316
Exchanged                                                                               -               -          (3,349,383)
Preferred stock of an insurance company
Acquired                                                                                -               -                 750
Exchanged                                                                               -               -                (750)
Stock issued for future transactions
Amount on issuance of common stock                                                  1,100           2,000           1,264,050
Adjustment to subscriptions receivable                                                  -         (24,500)           (621,423)
Write - off of subscriptions receivable                                                 -               -            (520,391)
Common stock for Goods and services                                                 3,506           3,338              16,685
Interest                                                                          153,147         102,833             257,359
Retirement of debt                                                                116,841         221,206             338,407
Loan extensions                                                                       122           3,240               3,362
Accrued interest added to principal                                                53,474          52,646             147,276
Reduction of debt settlement amount                                               350,000         200,000             550,000
Payment of consulting fee directly by noteholder                                        -          22,500              22,500



                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999


1. BASIS FOR PRESENTATION

Reverse Stock Split - On June 22, 2000, the Company effected a 100% reduction in the number of shares issued and outstanding with a "reverse stock split" whereby each shareholder received one share of common stock for each two shares held as of that date. The issued and outstanding shares were reduced from 36,270,879 common shares to 18,135,440 common shares. The Par Value of the common stock was not changed. All references to common stock, common stock outstanding, common stock options and per share amounts in the consolidated financials statements prior to the date of the reverse stock split have been restated to retroactively reflect the one for two decrease in the shares outstanding.

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business - The consolidated financial statements include Wasatch Pharmaceutical, Inc., a development stage company, (the Company or Wasatch), and its wholly owned subsidiaries, Medisys Research Group, Inc. (Medysis) and American Institute of Skin Care, Inc. (AISC). Medisys Research Group, Inc., the original company, was incorporated on September 7, 1989 (the "Date of Inception" as that term is used in these financial statements). On December 29, 1995, Ceron Resources Corporation, a Delaware corporation with publicly traded common stock, and Medisys completed an Agreement and Plan of Reorganization whereby Ceron issued 85% of its to be outstanding shares of common stock in exchange for all of the issued and outstanding common stock of Medisys. The Company was re-incorporated in Utah and the name was changed to Wasatch Pharmaceutical, Inc. American Institute of Skin Care, Inc. was incorporated, in 1994, to administer the clinical skin treatment programs developed by Medisys. In January 2001 a new subsidiary, AISC Online, Inc., was incorporated to provide skin treatment products and services through the Internet.

Skin Treatment and Care - AISC was created to advance and replicate the successful treatment of serious skin diseases, tested in clinical trials by Medysis and to develop strategies for Company's clinic national growth. The Company strategy is to reduce medical costs related to the treatment of skin disorders for patients, employers, and health insurance providers.

AISC has operated two prototype clinics for the last eight years and during that period the Wasatch products and medical therapies have been tested successfully on hundreds of patients. The Company's activities have been centered on research in the area of serious skin diseases such as Cystic Acne, Eczema, Seborrhea, Contact Dermatitis, Molluscum, Folliculitis, and Acne Rosacea; including, as a bi-product, substantial success in the area of skin rejuvenation.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999


2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued)

Disposition of Discontinued Oil and Gas Business Segment - In November 1997, after determining the oil and gas developer of the Company's West Virginia oil and gas properties would not be able to meet their commitments in accordance the contractual arrangements under which the properties were acquired, the company sought and obtained an acceptable resolution of differences. In February 1998, the Company executed an exchange arrangement, whereby it returned title to the fifty oil and gas wells and obtained a release from all obligations associated with the oil and gas operations in exchange for 1,800,000 of the common shares it originally issued. The transaction resulted in a $408,718 loss from discontinued operations at December 31, 1997.

In addition, certain principals in the oil and gas transaction had executed and delivered notes receivable for the Company's issued common shares. It was agreed that the amount due on shares issued at the time of the exchange, $520,390, would be forgiven. This reduction in the obligation was reflected in the financial statements as a charge to additional paid in capital during the year ended December 31, 1998.

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

Loss Per Share - In 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All prior period losses per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128. However, such recalculation did not result in a change to the Company's previously reported loss per share.

The loss per share recognizes only those stock transactions that meet the generally accepted accounting criteria to be recorded. The transactions recorded in the stock records, but not in the financial presentation of shares outstanding, include transactions that are partially completed but have a contingency for their consummation.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999


2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued)

The transactions recorded in the financial presentation, but not in stock records of shares outstanding, include transactions that are completed but lack the documentation to allow the transfer agent to issue the shares. See Note 7. - Capital Structure for a further explanation.

The Company has issued an additional 3,698,600 shares during the period from January 1, 2001 through March 31, 2001.

Income Taxes - The Company has adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities. See Note 8 for a summary of the Company's tax transactions.

Inventory - Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over lives ranging from three to seven years. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation is eliminated from the accounts, and any resulting gain or loss is included in operations.

Intangibles - Intangible assets include trademark application and product design and development costs. The trademark costs have been deferred until the application is approved. The product design and development cost are being amortized over three years.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Medisys Research Group, Inc. and American Institute of Skin Care, Inc. All material inter-company transactions and balances have been eliminated.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
   (Continued)

Concentrations of Credit Risk - Wasatch maintains its cash accounts in a bank located in the Salt Lake City, Utah metropolitan area. The FDIC insures the cash balances of $100,000 or less at the bank. At December 31, 2000 the Company did not have any deposits in excess of $100,000 in the bank.

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

Changes in Basis and Presentation - Certain financial statement presentations for 1999 and for the period from inception on September 7, 1989 through December 31, 1999 have been reclassified to conform to the fiscal year 2000 presentation.

Legal Matters - Wasatch is subject to legal proceedings that have arisen in the ordinary course of its business. In the opinion of management, these actions will not have a material adverse effect upon the financial position of Wasatch.

Advertising - Advertising costs are expensed as incurred.

3. GOING CONCERN

Since inception, Wasatch has been a dual-purpose development stage enterprise. First, it has developed its clinic based protocol and treatment programs for patient care and maintenance in addition to the business processes for such patient care. Secondly, Wasatch has been pursuing a strategy to raise sufficient capital for nationwide expansion. At December 31, 2000, management projects that their businesses plan to commence the operational phase of its clinic treatment activities will be implemented in 2001.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

3. GOING CONCERN (Continued)

At December 31, 2000, the Company's operating expenses have exceeded operating revenues. This cumulative deficit has been funded by open account creditor debt, shareholder loans, shareholders' cash investment and common shares exchanged for property and services. The limited availability of funds has held the Company's revenue producing operation to two prototype treatment centers that are operating at less than 10% of capacity. Although the Company has continued to operate with the above sources of funds through March 2001, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue to operate. The Company has sought short-term funding and planned to obtain long-term funding through a broad based public stock offering. Management believes that sufficient funding to commence profitable operations will be obtained before the end of year 2001.

4. RELATED PARTY TRANSACTIONS

Discussed below are related party transactions not included in other notes to the financial statements.

During 1999, a principal officer of the Company sold 100,000 shares of his personal holdings of the Company's common stock and lent the Company approximately $139,000. In April 2000, the Company issued 110,000 shares of restricted common stock to this officer to replace the shares he sold. A note was set up and periodic payments have been made. At December 31, 2000, the remainder of this note and another advance made to the Company totaled $14,789 and is in the accompanying balance sheet as shareholders advances.

During November 2000, the principal officers borrowed $125,000 individually from an outside party and loaned the money to the Company on the same terms. The loan is in the accompanying balance sheet as shareholders advances. In January 2001, the Company repaid the outside party $142,500 in principal and interest with funds provided by the Company.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

4. RELATED PARTY TRANSACTIONS (Continued)

In 1994, the Company entered into an agreement with a shareholder to redeem 75,000 shares for $25,000. There is a remaining balance of $5,500 of the redemption price that is non-interest bearing and due on demand.

Included in the liability account, accrued executive compensation, is $681,036 of specific compensation approved by board of directors for two principal officers. The compensation is to be paid only when sufficient cash becomes available. The liability represents back pay and the payroll costs paid by the officers for the benefit of the Company. The balance of the accrued executive compensation liability account is an accrual for current year compensation for other executives of the Company.

In 2000 and 1999, several creditor/shareholders elected to add the interest earned to date to their notes principal balance.

During 2000 and 1999, the Company issued 124,823 and 269,850 common shares, respectively, to certain shareholder/creditors as compensation for extending the due date on their obligations and in lieu of interest. In 2000 and 1999, 150,000 and 66,208 common shares, respectively, were issued for the reduction of principal and interest. In September 2000, the board of directors, approved a five-year employment contract with the two principal officers that calls for annual compensation of $150,000 and additional benefits such as profit sharing, stock options, and health insurance.

5. ROYALTIES PAYABLE

Medisys, a subsidiary of the Company acquired the marketing rights to certain skin care products during 1991. As part of the agreement, Medisys is required to pay royalties equal to 5% of gross product sales. Once royalties totaling $10,000,000 have been paid, Medisys will own the technology associated with the skin care products. Annual royalty payments are due April 1 of the following year. During the two years ended December 31, 2000, the total accrued royalties were less than $1,000.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

6. NOTES PAYABLE

Notes payable at December 31, 2000 is as follows:
                                                                       2000

         Unsecured notes payable to shareholders dated at various
         dates,  generally  accruing  interest  at 6.5% to   40%,
         annually,  generally  are to be repaid from the proceeds
         of a proposed  share offering and in some cases are past
         due by terms of the note.                                  $ 1,817,642

         Unsecured  notes payable to vendors dated various dates.
         An officer of the Company guarantees certain notes.            112,333

         Advances  from  officers and  shareholders  to meet cash
         shortfall,  payable on demand with interest ranging from
         10% to 100%.                                                   153,790
                                                                   ------------
         TOTAL                                                     $  2,083,765
                                                                   ============

7. CAPITAL STRUCTURE

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and up to 1,000,000 shares of preferred stock with a par value of $0.001 per share. In establishing a preferred stock class or series, the Board of Directors is vested with the authority to fix and determine the powers, qualifications, limitations, restrictions, designations, rights, preferences, and other variations of each class or series. In January 2001, the Company increased the authorized common stock to 100,000,000 shares.

Compensating Warrant Issue Simultaneous with the previously mentioned "reverse stock split" each shareholder will receive an "A" and a "B" Warrant for each two post-split shares of common stock owned. The total number of warrants received will equal the number of pre-split common shares held. "A" Warrants will be exercisable at $0.50 and "B" Warrants will be exercisable at $2.00. On January 8, 2001, a registration statement was filed with the Securities and Exchange Commission to register the 9,067,720 Class A warrants and 9,067,720 Class B warrants and the common shares underlying the warrants.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

7. CAPITAL STRUCTURE (Continued)

However, it was subsequently discovered that 20,552,594 shares owned by shareholders of record as of February 23, 2001 could be entitled to receive warrants under the compensating warrant issue program. Therefore on February 28, 2001, the Board of Directors authorized the issue of 2,417,154 additional warrants to cover the 20,552,594 shares discussed above. In addition, the Board of Directors authorized the issuance of 2,300,000 million warrants to the two principal officers of the Company to reimburse them for warrants given up on shares transferred to outsiders for the benefit of the Company. The Company intends to file an amendment to the registration in April of 2001 to register the 4,717,154 additional warrants and their underlying common shares.

Common Stock - At December 31, 2000, according to the transfer agent's records, there were 26,282,167 shares of common stock issued. For financial statement purposes, 27,405,517 shares of common stock were considered to be both issued and outstanding. The difference is equal to (1) shares that were excluded from the issued and outstanding because they were transferred in trust, but held by the transfer agent awaiting completion of the individual domestic and overseas sales under the sales commitment to cover a private placement commitment, (2) shares issued under a Company stock option plan for which payment has not been received and (3) shares issued in January 2001, to meet year 2000 contracts and commitments and in settlement of the debenture dispute mentioned elsewhere in these footnotes.

Following is a reconciliation of the shares outstanding according to the stock records and the shares outstanding for the financial statement presentations at December 31, 2000 and the year then ended:

                                                                       2000
                                                                  ------------
     Shares issued per transfer agent records                       26,282,167
     Shares held in trust for future sale                             (206,650)
     Shares issued for which payment has not been received          (2,500,000)
     Shares issued in settlement of debenture dispute                3,750,000
     Shares committed to year 2000 obligations                          80,000
                                                                  ------------
     Financial statement shares issued and outstanding              27,405,517
                                                                  ============

Preferred Stock - Series A preferred stock dividends are required to the extent that there is net income and that there are funds legally available. Unpaid declared dividends shall be deferred until such time as there are funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1.00 per share plus accrued and unpaid dividends. The Company has not declared or paid preferred dividends since inception.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999


7. CAPITAL STRUCTURE (Continued)

Joint Services Agreement - On June 30, 2000, the Company entered into a joint service agreement with a pharmacy company to dispense federally regulated prescription drugs for the skin care treatment of clinical patients and for sale of products and services over the internet. The agreement can be terminated at any time and each party is responsible for their own expenses. The pharmacy company receives a fee for each prescription filled. Under this agreement the Company issued 100,000 shares of common stock to its joint services partner.

Stock Exchange Arrangement with Principal Officers - To assist in raising capital, its two principal officers initiate a series of transactions whereby they transfer Company shares they own to a financial intermediary, ProVision Capital Funding, Inc. (ProVision), which is an agent "to find" the Company long-term capital.

The officers transferred shares to ProVision in a private placement that is exempt from registration under the federal securities law. ProVision then sells the common stock it has received from the officers to qualified investors in an exempt transaction and remits 50% of the collected proceeds to the officers who deposit the funds in the Company.

To complete the transaction process, the Company and the officers executed an exchange agreement, which directs that the funds generated from the sales of securities go directly to the Company. The officers will receive 1.1 restricted shares of the Company stock for each share exchanged with ProVision. The transactions commenced in October 1999 with the transfer of 250,000 shares to ProVision by the officers. In December 1999, the two officers transferred an additional 150,000 shares to ProVision and, by February 2000, the exchange arrangement was concluded and 671,000 shares had been sold and replaced with 738,000 newly issued restricted common shares. The parties established a share sales price floor that will yield not less than $.30 per share to the Company. During 1999 and 2000, the net proceeds to the Company from this arrangement, after deducting commissions and expenses, was $328,143. Commencing in March
2000, ProVision sold shares received directly from the Company's unissued shares. During 2000, 1,347,557 shares were sold under this arrangement with net proceeds to the Company of $360,107.

Equity Advisor Agreement - On October 27 1999, the Company executed an "Equity Advisor" share sales and marketing agreement with European Equity and Guarantee Corporation (EEG). During 2000, EEG sold 117,016 shares of the stock and the net proceeds to the Company, after deducting EEG costs, were $64,393. EEG has agreed to purchase stock from the Company at an amount to be not less than 50% of the average between bid and ask values at the time of sale.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

7. CAPITAL STRUCTURE (Continued)

Stock Issued for Future Transactions - At December 31, 2000, the Company had a stock transaction that is dependent on future events for its consummation. A note holder has been issued 250,000 common shares as collateral on its notes payable with an aggregate value of $250,000. Generally, the security agreement provides that Wasatch will retain the voting rights to the collateral until such time as a default of the loan agreement occurs, then those rights will pass to the note holders. At December 31, 2000, the Company has defaulted under the loan agreement, but the note holder has not taken any action to enforce control over the collateral.

Concession and Compromise with Note Holder - During 1999, Collier Development & Management, Inc. a note holder with 12,750,000 common shares held as collateral asserted their property rights under the default terms of its loan agreement. Under the settlement agreement, reached in March 2000, Collier received $214,750 in cash for principal and interest and 1,150,000 shares of common stock and returned 11,600,000 shares of the Company's common stock and extinguished $165,972 of debt. This transaction was retroactively reflected in the December 31, 1999 financial statements.

Capital Markets Fund Raising Efforts - During 2000 and 1999, various individuals and companies were issued 2,063,077 and 1,556,350 common shares, respectively, as compensation for their attempts to raise capital for the Company.

Settlement of Litigation Involving Contingent Shares - A former director was affiliated with a company that contended it was a legitimate holder in due course of 6,000,000 of the Company's common shares. Wasatch management asserted that consideration was never received and, consequently, the shares held were cancelled. The Company issued 100,000 shares of its common stock to settle this contingency.

Convertible Debenture Settlement - On April 19, 2000, the Company entered into an securities purchase agreement with a private investment group to provide long-term capital funding. Under the agreement, the investment group provided $180,000 in cash and received a 3 year $200,000 8% convertible debenture. In June 2000, the Company's management concluded not to pursue this funding opportunity because of operational restrictions and changes demanded by the investment group that were not in the original agreement. The private investment group and the Company entered into negotiations and reached an agreement on November 7, 2000. Under the terms of the settlement agreement, the Company delivered 750,000 shares of the Company's common stock, and agreed to repay the private investment group the original $180,000 borrowed and a monetary and stock premium to set aside the original agreement. The premium escalated if the Company was not able to meet its commitment.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999


7. CAPITAL STRUCTURE (Continued)

The Company was unable to meet the repayment requirements and by January 5, 2001 the premium resulted in a total obligation of $350,000 cash and 1,500,000 shares of the Company's common stock. The settlement agreement was amended on January 16, 2001 and required the issue of an additional 3,500,000 shares of the Company common stock to completely rescind the original agreement and the initial settlement arrangement.

The only remaining condition of the settlement agreement is for the Company to register, by May 1, 2001, all of the shares issued to the private investment group. The company is in the process of meeting that deadline by with a filings under the Securities Act of 1933 and all applicable state securities laws.

As a result of the settlement, the Company recorded an increase in common stock and paid in capital by $286,667 (net of expenses of $63,333 associated with the transaction) and extinguishment $350,000 of debt. Even though Company issued these shares in January 2001, management concluded that conditions precedent required this transaction to be included in the December 31, 2000 financial statements.

Loss Per Share - At December 31, 2000, a note holder and certain vendors have been issued 1,350,000 shares of the Company's common stock which have been issued as collateral. If the loan is defaulted or the vendor charges are not paid, the collateral shares will be retained by the debtor. In as much as the shares are returnable upon performance by the Company, they are not included in the shares outstanding or in the earnings per share computation.

Non-Qualified Stock Option Plan - On December 16, 1996, Wasatch adopted the 1996 Non Qualified Stock Option Plan ("Plan") with 850,000 shares of the Company's common stock being issuable at the discretion of Board of Directors. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. The Plan is designed to allow the Company to provide stock as an incentive to employees, officers, directors and consultants who provide services. As of December 31, 2000, 132,500 shares remain to be granted under this Plan.

1997 Options Granted Officers - The Board of Directors approved an incentive stock option plan for the benefit of officers and key employees and set aside 1,000,000 shares for this purpose. At December 31, 1997, options totaling 675,000 shares were granted to the two principal officers, which were exercised in 2000. As of December 31, 2000, 325,000 shares remain to be granted under this plan. The Company did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service. The Company considers the options granted outstanding.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999


1999 Options Granted Officers and Directors - The Board of Directors approved on March 4, 1999 an incentive stock option plan for the benefit of officers and directors and set aside 2,500,000 shares for this purpose. On March 4, 1999, five year fully vested options were granted to the two principal officers (2,000,000) and two directors (350,000) at $.001 per share. These options were exercised in 2000. Generally the plan calls for the vesting period to be determined by the Board of Directors and will have a term of two years. As of December 31, 2000, 150,000 shares remain to be granted under this plan. The Company did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service. The Company considers the options granted outstanding.

2000 Non-Qualified Stock Option Plan - On August 3, 2000, the board of directors approved the 2000 Non Qualified Stock Option Plan and registered 4,000,000 shares for employees and consultants for non fundraising activities. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. As of December 31, 2000, 114,000 shares remain to be granted under this Plan.

Consultants Stock Options - The board of directors on December 20, 2000 approved two stock options plans for two consultants for up to 1,600,000 and 4,100,000 shares, respectively. A total of 5,700,000 shares were registered on January 8, 2001. The shares are fully vested at the grant date and must be fully exercised by December 30, 2006. As of December 31, 2000, 800,000 shares remain to be granted under this plan.


Incentive Based Compensation - The fair value of options granted will be estimated on the date of grant using the Black-Scholes options pricing model, assuming a risk free interests rates ranging from 5.09% for two year options to 5.08% for six year options, no expected dividend yield, the expected life of the options and zero expected volatility. The zero volatility will be assumed because the shares are not currently tradable in a secondary market system.

The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option and purchase plans. Accordingly, no compensation cost has been recognized for any stock option agreements. Options totaling 1,350,000 and 2,387,500 shares were granted in 2000 and 1999, respectively.

Had compensation cost been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the year ended December 31, 2000 and 1998 would have been as reflected in the pro forma amounts indicated below:

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

7. CAPITAL STRUCTURE (Continued)

                                            2000                  1999
                                       --------------       ---------------

       Net loss                        $   (2,475,352)      $    (1,503,245)
                                       ==============       ===============

       Net loss per common share       $        (.155)      $         (.086)
                                       ==============       ===============

Options - Stock option activity for the Company during 2000 was as follows:

                                                     Expired or            Ending               Expiration
    Price Per Share                 Granted          Exercised               1999                  Date
   -----------------------       --------------      ---------           -------------         -------------
   Granted 2000
   ------------
     Consultants
         $ 0.001

   Granted 1999
   ------------
     Consultants
          $2.00                    12,500               -                12,5000                June 19, 2000
     Employees and
       directors
          $.002                 2,350,000               -              2,350,000                March 4, 2004
     Shareholder
          $1.00                       375               -                    375                June 30, 2000
          2.00*                    25,000               -                 25,000                 Dec. 4, 2001

   Granted 1997
   ------------
     Consultants
          $2.00                    32,500              32,500               -                  April 10, 1999
     Others
          $2.00                    12,500               -                 12,500                June 19, 2000
          $2.00                     5,000               5,000               -                  April 10, 1999
     Employees and
       directors
          $.002                   675,000               -                675,000                Dec. 31, 2002
                                ---------           ---------         ----------
   Total                        3,112,875              37,500          3,075,375
                                =========           =========          =========
   Expired                                             37,500
                                                    =========

         *There are escalations based upon increases in the trading price.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

7. CAPITAL STRUCTURE (Continued)

Other - on April 18, 2000, the Board of Directors approved two non-qualified stock option plans with an option period of five years at $2.00 per share with the Board of Directors approving the distribution of the plan. The plan for the officers and directors called for 1,500,000 shares and 1,000,000 shares for the employees. No options have been granted under either plan at December 31, 2000.

8. INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax at December 31, 1999 and 1998:

                                                      2000            1999
                                                  ------------   ------------

       Loss before income taxes                   $ (1,970,146)  $ (1,168,750)
                                                  ============   ============
       Income tax benefit computed at
         statutory rates                          $   (669,850)  $   (397,375)
       Increase in valuation allowance                 530,343        395,216
       Expenses not deducted for tax purposes         (744,235)
       Permanent differences:
          Nondeductible expenses                         2,207          2,519
                                                  ------------   ------------
       Tax Benefit                                $          -   $          -
                                                  ============   ============


No federal income taxes have been paid since the inception of the Company.

Net Operating Loss Carry Forwards - As of December 31, 2000, the Company had cumulative net operating loss carry forwards ("NOL") for federal income tax purposes of approximately $ 4,732,000 which expire in 2008 through 2020, and net operating loss carry forwards for alternative minimum tax purposes of approximately the same amount which expire in 2008 through 2020. Due to ownership changes, Internal Revenue Code Section 382 could limit future utilization of the net operating loss carry forwards.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

8. INCOME TAXES, (Continued)

Deferred Income Taxes - The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                                                          1999                        1998
                                                                      ------------                ----------
     Deferred tax liabilities                                         $       -                   $     -
                                                                      ------------                ----------
     Deferred tax assets:
       Net operating loss carry forwards                                 2,352,956                 1,822,613
        Adjustment of net operating loss
          carry forwards                                                  (744,235)                     -
       Valuation allowance                                              (1,608,721)               (1,822,613)

       Total deferred tax assets                                              -                         -
                                                                      ------------                ----------

       Net deferred tax asset (liability)                             $       -                   $     -
                                                                      ============                ==========
Deferred income tax provisions for the years ended December 31, 2000 and 1999 result from the following temporary differences:
                                                                          1999                        1998
                                                                      ------------                ----------
       Net operating loss carry forward benefit                       $  (530,343)                $ (395,216)
       Valuation allowance                                                530,343                    395,219
                                                                      ------------                ----------
       Total deferred tax benefit                                     $      -                    $     -
                                                                      ============                ==========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2000 AND 1999

9. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are as follows:

                                                                Year Ended                            From
                                                                December 31,                      Inception To
                                                          2000               1999                Dec. 31, 2000
                                                      ------------       -------------          --------------
       Officers compensation                         $     537,835       $     311,602          $    1,824,962
       Loss on capital raising venture                           -                   -                 500,000
       Professional fees                                   503,064             146,443                 893,441
       Investor relations                                  174,578                                     174,578
       Fund raising expense                                 56,756              52,816                 136,363
       Licensing expense                                    40,000                                      40,000
       Travel                                               32,475               6,350                 111,945
       Telephone                                            11,961               7,234                  80,271
       Other                                               236,632              23,807                 774,801
                                                      ------------       -------------          --------------
       Total                                          $  1,593,301       $     548,252          $    4,536,361
                                                      ============       =============          ==============

10. COMMITMENTS AND CONTINGENCIES

Lease Commitment - The Company has leased its office, clinic and warehouse space. One office lease has a monthly rent of $725 on a month-to-month lease. The other two leases have monthly rental payments of $2,400 and $6,214 and are for a period of five years. These leases commenced in November and December of 2000 and provide for yearly escalations. Rent expense was approximately $49,700, $37,000 for December 31, 2000 and 1999, respectively. The estimated future contractual rental payments are show below.

               Date                           Amount
               ----                         ----------
               2001                         $  103,692
               2002                            106,442
               2003                            109,238
               2004                            112,081
               2005                            102,277
                                            ----------
               Total                        $  533,730
                                            ==========