Form 10QSB
period 2001-03-31
WASATCH PHARMACEUTICAL INC
filed 2001-05-15
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

               310 East 4500 South, Suite 450, Murray, Utah 84047
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 266-2987
                                 --------------
                 Issuer's telephone number, including area code


                                 Not Applicable
                                 --------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

         Class A Common Stock, $.001 Par Value, 32,389,547 shares issued and outstanding.

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

The unaudited balance sheet of the Registrant as of March 31, 2001 and the audited balance sheet of the Registrant as of December 31, 2000 along with the related un-audited statements of operations, changes common stockholders' deficit and cash flows for the three month periods ended March 31, 2001 and 2000 and from inception (September 7, 1989) through March 31, 2001, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

This report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a results of certain factors, including those risk factors discussed more fully in the Company's annual report (Form 10KSB) for December 31, 2000.

The following financial statements are included in this report:

         Consolidated Balance Sheet - Assets as of March 31, 2001
         and December 31, 2000 ........................................   F-1

         Consolidated Balance Sheet - Liabilities as of March 31,
         2001 and December 31, 2000 ...................................   F-2

         Consolidated Statements of Operations for the Quarter
         ended March 31, 2001, 2000 and from inception (September
         7, 1989) through March 31, 2001...............................   F-3

         Consolidated Statements of Changes in Common
         Stockholders' (Deficit) for the Quarter ended March 31,
         2001 and from inception (September 7, 1989) through
         March 31, 2001.................................................  F-4

         Consolidated Statements of Cash Flows for the Quarter
         ended March 31, 2001, 2000 and from inception (September
         7, 1989) through March 31, 2001 ................................ F-5

         Notes to the Consolidated Financial
         Statements...................................................... F-6

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTSOF OPERATIONS

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

         The Company had been seeking funding to establish an Internet presence, open additional clinics in major metropolitan areas and launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs, an advertising campaign and an physician referral program, revenues could be increased substantially with the infrastructure in place that is operating at 5% to 10% of clinic capacity.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001 the Company had current assets of $303,243 and current liabilities of $4,218,966 resulting in a working capital deficit of $3,915,723, which is a $119,000 decrease in the deficit from December 31, 2000. The slight decrease in the deficit is due to the Company's continuing infrastructure investment partially offset by an operating loss of $951,881 for the three-month period ended March 31, 2001. The operating loss was principally financed with additional shareholder investment of $657,500 and common stock, totaling $469,200, issued for goods and services to commence its Internet and direct sales business.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2001, the Company's revenues remained nominal at $23,700 but were substantially greater when compared to revenues of $7,682 for the same period of 2000. The Company's operating expenses increased $88,800 in the first three months of 2001, as compared to the first three months of 2000. This increase reflects the emphasis on ramping up the marketing and sales efforts for the Internet and the Utah clinics.

         The Company's corporate expenses increased $518,700 to $708,091 for 1st quarter of 2001 when compared to 2000. That increase was principally financed by $469,200 in new common stock issues. The increase in corporate expense is due to increased staff costs in preparation of commencing the clinic and Internet sales and marketing programs (increase of $129,000) and the many costs of funding the Company's business start up operations for the first quarter (increase of $313,000). The Company had a net loss of $951,881 for the first quarter of 2,001 as compared to a loss of $325,212 in the same period of 2000. The Company anticipates that the losses will continue until the it obtains the funding that will enable management to fully implement the Company's business plan.

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

The settlement agreement was amended on January 16, 2001 and required the issue of an additional 3,500,000 shares of the Company common stock to completely rescind the original agreement and the initial settlement arrangement. Even though the Company issued these shares in January 2001, management concluded that conditions precedent required this transaction to be included in the December 31, 2000 financial statements.

The only remaining condition of the settlement agreement is for the Company to register, by May 1, 2001, all of the shares issued to the private investment group. The original registration statement was filed on January 8, 2001 with an amendment to the registration statement filed on April 12, 2001. The registration statement became effective with the SEC on April 12, 2001.

On May 15, 2000, a demand letter was received by the Company to pay off the mortgage of a former officer of the Company, Lee Hale, in the approximate amount of $400,000. In September 1998, while serving as interim President (not CEO) of the Company, he refinanced his personal residence and signed the mortgage note as President of the Company. This was done without the knowledge or authorization of the Company. Because the mortgage company did not obtain a board authorization to obligate the Company and the Company received no benefit from the transaction, the Company feels the claim is entirely without merit and will not have a material adverse effect on the Company. A lawsuit was filed on December 15, 2000 and that suit is presently in the discovery stage.

Other Legal Proceedings - The Company is a party to other legal proceedings that are covered by liability insurance, the outcome of which will not have a material adverse effect on the Company.

                          ITEM 2. CHANGES IN SECURITIES

See the attached schedule Item 2. Changes In Securities for transactions occurring during the first quarter of 2001.

The common shares were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1934 and the "Safe Harbor" of Regulation D, Rule 504.

                 ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.


      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.


                           ITEM 5. OTHER INFORMATION

On January 8, 2001, the Company filed an SB-2 registration statement to register 11,426,297 Class A shareholder warrants exercisable at $.50 per share and 11,426,297 Class B shareholder warrants exercisable at $2.00 per share. These warrants were issued to shareholder of record February 23, 2001 who owned shares that had been issued prior to June 22, 2000 on a basis of one Class A warrant and one Class B warrant for each two shares owned. The registration for these warrants and the underlying shares became effective April 12, 2001. This filing also registered 3,500,000 million shares issued to Aspen Capital as part of the final settlement agreement dated January 16, 2001.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         Exhibit
         Number:

         1 Item 2. Changes In Securities for transactions occurring during the first quarter of 2001

         (b) Reports on Form 8-K  - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


WASATCH PHARMACEUTICAL, INC.

Dated: May 13, 2001


By: /s/ David K. Giles
   ------------------------------
   David K. Giles
   Chief Financial Officer &
   Corporate Secretary

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                        March 31,            December 31,
                                                                          2001                   2000
                                                                       ---------              ---------
                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash                                                                   $   5,552              $     230
Accounts receivable - trade                                                3,278                  2,388
Inventory                                                                274,338                158,471
Prepaid expenses                                                          20,075                 30,158
                                                                       ---------              ---------
    Total Current Assets                                                 303,243                191,248
                                                                       ---------              ---------

PROPERTY AND EQUIPMENT - At cost
Leasehold improvements                                                    64,544                 60,002
Office fixtures and equipment                                            130,642                 76,062
Internet system and equipment                                             37,063                 37,063
Machinery and equipment                                                   38,711                 24,671
                                                                       ---------              ---------
                                                                         270,961                197,798
Less accumulated depreciation                                            (64,037)               (54,368)
                                                                       ---------              ---------

Net property and equipment                                               206,924                143,430
                                                                       ---------              ---------

OTHER ASSETS
Intangibles - net of amortization of $12,404                              48,972                 54,288
Deposits                                                                  30,364                 27,786
                                                                       ---------              ---------
    Total Other Assets                                                    79,336                 82,074
                                                                       ---------              ---------

TOTAL ASSETS                                                           $ 589,503              $ 416,752
                                                                       =========              =========

                          WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                        March 31,            December 31,
                                                                          2001                   2000
                                                                       ---------              ---------
                                                                      (Unaudited)
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - trade                                               $ 550,345              $ 534,929
Accrued interest                                                         700,879                648,291
Accrued executive compensation                                           822,236                828,036
Payroll taxes                                                            112,280                 88,384
Other accrued expenses                                                    43,847                 42,884
Notes and advances currently due:
Short-term shareholder advances                                           36,931                153,790
Vendors                                                                  112,333                112,333
Stockholders and others                                                1,840,114              1,817,642
                                                                       ---------              ---------
    Total Liabilities                                                  4,218,966              4,226,289
                                                                       ---------              ---------

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 1,000,000
shares authorized 49,258 issued and outstanding                               49                     49
Common stock, $0.001 par value, 50,000,000 shares                                                      -
authorized,32,389,547 & 27,405,518 shares issued and outstanding          32,390                 27,406
Additional paid-in capital                                             5,037,776              3,910,666
Accumulated development stage deficit                                 (8,698,189)            (7,746,308)
                                                                       ---------              ---------
                                                                      (3,627,974)            (3,808,187)
Less consideration due on shares issued                                   (1,489)                (1,350)
                                                                       ---------              ---------

    Total Stockholders' Deficit                                       (3,629,463)            (3,809,537)
                                                                      ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 589,503              $ 416,752
                                                                       =========              =========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                            For the Quarter Ended March 31,        From Inception
                                                            -------------------------------          To March 31,
                                                               2001                2000                  2001
                                                            -----------         -----------          -----------
REVENUES
     Professional fee income                                $     2,946         $     1,380          $   239,952
     Product sales                                               20,754               6,302              493,415
                                                            -----------         -----------          -----------
            Total Revenues                                       23,700               7,682              733,366
                                                            -----------         -----------          -----------
OPERATING EXPENSES
     Cost of products sold                                        5,900               1,268               61,705
     Salaries                                                    62,450              48,030              912,488
     Consulting services                                         30,010                   -               30,010
     Public relations                                            24,580                   -               24,580
     Employee leasing                                                 -                   -              218,745
     Payroll taxes                                                    -               4,630              112,671
     Physicians fees                                              6,300               4,350              305,150
     Rent                                                        21,248               6,739              269,646
     Advertising                                                      -                   -              217,560
     Other                                                        9,879               6,578              161,909
                                                            -----------         -----------          -----------
            Total Operating Expenses                            160,367              71,595            2,314,464

GENERAL AND ADMINISTRATIVE EXPENSE                              708,091             190,453            5,244,452

INTEREST                                                        107,124              70,871            1,462,921
                                                            -----------         -----------          -----------
            Total Expenses                                      975,581             332,919            9,021,837
                                                            -----------         -----------          -----------
LOSS BEFORE DISCONTINUED OPERATIONS AND
  THE PROVISION FOR INCOME TAXES                               (951,881)           (325,237)          (8,288,471)

     LOSS FROM DISCONTINUED OPERATIONS                                -                   -             (409,718)
                                                            -----------         -----------          -----------

NET LOSS BEFORE INCOME TAXES                                   (951,881)           (325,237)          (8,698,189)
     PROVISION FOR INCOME TAXES                                       -                   -                    -
                                                            -----------         -----------          -----------

NET LOSS                                                    $  (951,881)        $  (325,237)         $(8,698,189)
                                                            ===========         ===========          ===========

     Loss per share before discounted operations            $    (0.032)        $    (0.015)         $    (0.795)
     Loss per share from discontinued business                        -                   -               (0.039)
                                                            -----------         -----------          -----------

BASIC LOSS PER COMMON  SHARE                                $    (0.032)        $    (0.015)         $    (0.834)
                                                            ===========         ===========          ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                    29,682,858          21,178,929           10,428,578
                                                            ===========         ===========          ===========

                                    WASATCH PHARMACEUTICAL, INC.
                                    (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                             (Unaudited)


                                               Preferrd          Common Stock         Additional        Accumulated       Total
                                                Stock     -----------------------      Paid - In        Development   Stockholders'
                                                Amount       Shares        Amount       Capital        Stage Deficit     Deficit
                                               -------    -----------     -------       --------      --------------     -------
Net equity December, 2000                       $ 49      27,405,518     $ 27,406    $ 3,910,666     $ (7,746,308)    $ (3,808,187)

Shares issued in connection with:
    Consulting fees                                -       1,094,338        1,094        241,109                -          242,203
    Loan extensions                                -         131,000          131          9,039                -            9,170
    Securities sold for cash                       -       2,589,691        2,590        654,892                -          657,482
    Replacement shares issued                      -       1,030,000        1,030        222,070                -          223,100


Shares issued as collaterial
    Change in contingent shares issued             -         139,000          139              -                 -             139

Net loss for the quarter ended March 31, 2001      -               -            -              -          (951,881)        (951,881)
                                                ----      ----------     --------    -----------      ------------    ------------
Stockholders equity at March 31, 2001 based
    upon executed and contingent contracts        49      32,389,547       32,390      5,037,776       (8,698,189)      (3,627,974)

Contingent common shares issued                   -       (1,489,000)      (1,489)            -                -            (1,489)
                                                ----      ----------     --------    -----------      ------------    ------------
Balance March 31, 2001                          $ 49      30,900,547     $ 30,901    $ 5,037,776      $ (8,698,189)   $ (3,629,463)
                                                ====      ==========     ========    ===========      ============    ============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the Quarter                  From
                                                                                        Ended March 31,              Inception To
                                                                               ---------------------------------      March 31,
                                                                                   2001                2000              2001
                                                                                -----------         ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                  $  (951,881)        $   (325,237)   $   (8,698,189)
      Adjustments to reconcile net (Loss) to net cash
         used by operating activities:
           Depreciation and depletion                                                14,985                2,334            76,442
           Interest and fees paid in stock                                          469,157                1,365         1,081,863
           Depreciation and losses on fixed asset disposals
           Clinic assets                                                                  -                    -            15,234
           Loss on disposal of oil and gas properties                                     -                    -           387,121
      Increase (decrease) in working capital
           (Increase) decrease in receivables                                          (890)                (570)           (3,278)
           (Increase) decrease in inventory                                        (115,866)              (5,431)         (274,338)
           (Increase) decrease in prepaid expenses                                   10,083               (5,019)          (20,075)
           Increase (decrease) in accounts payable                                   15,416               14,810           550,345
           Increase (decrease) in accrued interest                                   52,589               36,672           700,879
           Increase (decrease) in other accruals                                     19,059               (8,362)          978,364
                                                                                -----------         ------------    --------------
             Net cash used by operating activities                                 (487,349)            (289,437)       (5,205,632)
                                                                                -----------         ------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                                   (73,162)             (15,075)         (257,171)
         (Increase) decrease in other assets                                          2,738              (29,800)          (79,337)
                                                                                -----------         ------------    --------------
             Net cash provided (used) by investing activities                       (70,424)             (44,875)         (336,507)
                                                                                -----------         ------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from borrowings                                                   473,847              100,171         4,074,374
         Expenses paid by shareholder                                                     -                    -            38,323
         Repayment of loans                                                        (568,233)             (65,467)       (1,486,464)
         Proceeds from sale of common shares                                        657,482              300,171         2,695,247
         Capital contributed by shareholder                                               -                    -           154,800
         Collection of share subscriptions                                                                     -           141,725
         Common shares exchanged for debt                                                                      -            12,318
         Exercised stock options                                                          -                    -           125,250
         Redemption of common shares                                                      -                    -           (20,408)
         Cost of raising capital                                                          -                    -          (187,474)
                                                                                -----------         ------------    --------------
             Net cash provided used by financing activities                         563,095              334,875         5,547,691
                                                                                -----------         ------------    --------------

NET INCREASE (DECREASE) IN CASH                                                       5,322                  563             5,552
      Balance at beginning of period                                                    230               10,038                 -
                                                                                -----------         ------------    --------------
      Balance at end of period                                                  $     5,552         $     10,600    $        5,552
                                                                                ===========         ============    ==============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001
                                   (unaudited)

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

         The Statement of Operations for the three months ended March 31, 2001 and 2000 and for the period from inception (September 7, 1989) through March 31, 2001, the Statement of changes in Stockholders Equity for the three months ended March 31, 2001 and the Balance Sheet as of March 31, 2001 include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 - CHANGES IN PRESENTATION

Certain financial presentations for the first quarter of 2000 have been reclassified to conform to the 2001 presentation.

NOTE 3 - GOING CONCERN

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
           Notes to the Consolidated Financial Statements (unaudited)

NOTE 4 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the comparative calendar nine and three-month periods of 2001 and 2000 and from inception through March 31, 2001 are as follows:

                                         Three Months       Inception to
                                   ----------------------     March 31,
                                     2001         2000           2001
                                     ----         ----           ----
   Officer's Compensation          $185,727     $ 56,250    $ 2,010,688
   Profession  Services              78,384       86,363        971,825
   Funding Fees                     103,604           22        176,145
   Fund Raising                     219,476       10,663        355,840
   Travel                            11,336       11,746        123,282
   Telephone                          6,564        1,872         86,834
   Insurance                          2,470            0         19,035
   Postage                           11,825           20         32,635
   Payroll Tax Interest                   0            0         36,569
   Other                             88,705       23,517      1,255,454
                                   --------     --------    -----------
                                   $708,091     $190,453    $ 5,068,307
                                   ========     ========    ===========