Form 10QSB
period 2001-06-30
WASATCH PHARMACEUTICAL INC
filed 2001-08-20
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

               310 East 4500 South, Suite 450, Murray, Utah 84107
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 266-4668
                                 --------------
                 Issuer's telephone number, including area code

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

         Class A Common Stock, $.001 Par Value,35,379,834 shares issued and outstanding, which excludes 18,906,500 shares the have been issued as collateral on Company obligations or are being held by third parties for future private placements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Registrant's unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the Registrant's results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Registrant as of June 30, 2001 and the audited balance sheet of the Registrant as of December 31, 2000 along with the related unaudited statements of operations, changes common stockholders' deficit and cash flows for the six month and three month periods ended June 30, 2001 and 2000 and from inception (September 7, 1989) through June 30, 2001, are attached hereto.

Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

This report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a results of certain factors, including those risk factors discussed more fully in the Company's annual report (Form 10KSB) for December 31, 2000.


The following financial statements are included in this report:

         Consolidated Balance Sheet as of June 30, 2001 and
           December 31, 2000   .........................................   F-1

         Consolidated Statements of Operations for the six months
           and the quarters Ended June 30, 2001and 2000 and from
           inception (September 7, 1989) through June 30, 2001..........   F-2

         Consolidated Statements of Changes in Common Stockholders'
           (Deficit) for the six and three month periods ended
           June 30, 2001 and 2000........................................  F-3

         Consolidated Statements of Cash Flows for the six months and the quarters ended June 30, 2001and 2000 and from inception
           (September 7, 1989) through June 30, 2001.....................  F-4

         Notes to the Consolidated Financial Statements..................  F-5

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                PERIOD ENDED JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                           June 30,     December 31,
                                                                             2001           2000
                                                                          ----------    ------------
                                                                          (Unaudited)
                                     ASSETS

           CURRENT ASSETS
           Cash                                                           $   10,503     $      230
           Accounts receivable - trade                                         4,532          2,388
           Inventory                                                         275,856        158,471
           Prepaid expenses                                                  107,750         30,158
                                                                          ----------     ----------
           Total Current Assets                                              398,641        191,248
                                                                          ----------     ----------

           PROPERTY AND EQUIPMENT
           Office fixtures and equipment                                     139,891         76,062
           Leasehold improvements                                             64,544         60,002
           Internet system and equipment                                      37,063         37,063
           Machinery and equipment                                            36,713         24,671
                                                                          ----------     ----------
                                                                             278,211        197,798
           Less accumulated depreciation                                     (81,772)       (54,368)
                                                                          ----------     ----------

           Net Property and Equipment                                        196,439        143,430
                                                                          ----------     ----------

           OTHER ASSETS
           Intangibles - net of amortization                                  50,775         54,288
           Deposits                                                           29,361         27,786
                                                                          ----------     ----------
           Total Other Assets                                                 80,137         82,074
                                                                          ----------     ----------

           TOTAL ASSETS                                                   $  675,217     $  416,752
                                                                          ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

           CURRENT LIABILITIES
           Accounts payable - trade                                       $  566,324     $  534,929
           Accrued interest                                                  877,250        648,291
           Accrued salaries                                                  865,699        828,036
           Payroll taxes                                                     165,040         88,384
           Other accrued expenses                                                262         42,884
           Notes and advances currently due:
           Short-term shareholder advances                                   207,043        153,790
           Vendors                                                           112,333        112,333
           Stockholders and others                                         2,004,617      1,817,642
                                                                          ----------     ----------

           Total Liabilities                                               4,798,568      4,226,289
                                                                          ----------     ----------

           STOCKHOLDERS' DEFICIT
           Preferred stock, $0.001 par value, 1,000,000
             shares authorized 49,258 issued and outstanding                      49             49
           Common stock, $0.001 par value, 100,000,000 shares
             authorized, 54,286,334 and 27,405,518, respectively,
             shares issued and outstanding                                    54,286         27,406
           Additional paid-in capital                                      5,457,860      3,910,666
           Accumulated development stage deficit                          (9,529,957)    (7,746,308)
                                                                          ----------     ----------
                                                                          (4,017,761)    (3,808,187)
           Less shares issued for future transactions                       (105,589)        (1,350)
                                                                          ----------     ----------
           Total Stockholders' Deficit                                    (4,123,351)    (3,809,537)
                                                                          ----------     ----------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  675,217     $ 416,752
                                                                          ==========     ==========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (Unaudited)


                                                                                                                Cumulative
                                                        For the Six Months Ended     For the Quarter Ended        Amounts
                                                                June 30,                   June 30,            From Inception
                                                        ------------------------    ------------------------     To June 30,
                                                           2001         2000          2001          2000             2001
                                                        -----------   ----------    ----------    ----------     -----------
REVENUES
Professional fee income                                  $    5,455   $    2,700    $    2,509    $    1,320     $   242,459
Product sales                                                27,928       11,290         7,175         4,987         500,590
                                                        -----------   ----------    ----------    ----------     -----------
                                                             33,383       13,990         9,684         6,307         743,049
                                                        -----------   ----------    ----------    ----------     -----------

SKIN CARE TREATMENT AND PRODUCT EXPENSES
Cost of products sold                                         9,868        2,291         3,576         1,024          65,673
Salaries                                                    129,048       93,089        66,597        45,059         979,086
Employee leasing                                                  -            -             -             -         218,745
Payroll taxes                                                     -        9,784             -         5,258         112,671
Physicians fees                                              13,500       17,182         7,200        12,832         312,350
Rent                                                         38,477       18,142        17,229         9,096         286,875
Advertising                                                  20,836        3,337        20,836         3,337         238,396
Depreciation                                                 17,303        2,525        13,012         1,258          17,303
Other                                                        59,108       11,269        23,903         5,854         211,139
                                                        -----------   ----------    ----------    ----------     -----------
                       Total                                288,140      157,619       152,353        83,716       2,442,238

GENERAL AND ADMINISTRATIVE EXPENSE                        1,231,828      542,691       449,182       354,545       5,768,189
INTEREST                                                    297,065      141,744       189,942        70,873       1,652,862
                                                        -----------   ----------    ----------    ----------     -----------

                                                          1,817,033      842,054       791,477       509,134       9,863,289
                                                        -----------   ----------    ----------    ----------     -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                    (1,783,650)    (828,064)     (781,793)     (502,826)     (9,120,240)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                     -            -             -             -         (409,717)
                                                        -----------   ----------    ----------    ----------     -----------

NET LOSS BEFORE INCOME TAXES                             (1,783,650)    (828,064)     (781,793)     (502,826)     (9,529,957)

PROVISION FOR INCOME TAXES                                        -            -             -             -               -
                                                        -----------   ----------    ----------    ----------     -----------

NET LOSS                                                $(1,783,650)  $ (828,064)   $ (781,793)   $ (502,826)    $(9,529,957)
                                                        ===========   ==========    ==========    ==========     ===========

Loss per share before discounted operations             $     (0.05)  $    (0.07)   $    (0.02)   $    (0.04)
Loss per share from discounted operations                        -            -             -             -
                                                        -----------   ----------    ----------    ----------

BASIC LOSS PER COMMON  SHARE                            $     (0.05)  $    (0.07)   $    (0.02)   $    (0.04)
                                                        ===========   ==========    ==========    ==========
BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                                     32,908,775   11,587,629    34,658,022    11,958,301
                                                        ===========   ==========    ==========    ==========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                                   (Unaudited)






                                                    Preferred      Common Stock        Additional   Accumulated        Total
                                                      Stock   ----------------------   Paid - In    Development    Stockholders'
                                                      Amount     Shares       Amount    Capital    Stage Deficit    (Deficit)
                                                      ------     ------       ------    -------    -------------    ---------
Balance forward December 31, 2000                      $ 49   27,405,517    $ 27,406  $ 3,910,666  $(7,746,308) $ (3,808,187)
Shares issued in connection with:
Consulting fees                                                1,094,338       1,094      241,109            -       242,203
Loan extensions                                           -      131,000         131        9,039            -         9,170
Securities sold for cash                                  -    2,589,691       2,590      941,475            -       944,064
Restricted shares issued principal officers for
unrestricted shares returned to the Company               -    1,030,000       1,030      222,070            -       223,100

Change in shares issued as loan collateral                -      139,000         139            -            -           139

Change in shares issued for future sale                   -    1,917,500       1,918            -                      1,918

Net loss for the quarter ended March 31, 2001             -            -           -            -   (1,001,856)   (1,001,856)
                                                       ----  -----------    --------  -----------  -----------  ------------

Balance March 31, 2001 of stockholders'
equity - per committed contracts                         49   34,307,046      34,307    5,324,359   (8,748,164)   (3,389,449)

Shares issued in connection with:
Consulting fees                                           -      225,000         225       15,525            -        15,750
Securities sold for cash                                  -      135,500         135       26,965            -        27,100
Services rendered                                         -       48,000          48        3,312            -         3,360
Restricted shares issued principal officers for
unrestricted shares returned to the Company               -      570,788         571      102,171            -       102,742
Lender claims on defaulted loan                                3,500,000       3,500            -            -         3,500

Cost of Raising Funds                                     -                               (14,471)           -       (14,471)

Change in shares issued as loan collateral                -   13,500,000      13,500            -            -        13,500

Change in shares issued for future sale                   -    2,000,000       2,000            -            -         2,000

Net loss for the quarter ended June, 2001                 -            -           -            -     (781,793)     (781,793)
                                                       ----  -----------    --------  -----------  -----------  ------------

Balance June 30, 2001 of stockholders'
equity-per committed contracts                           49   54,286,334      54,286    5,457,860   (9,529,957)   (4,017,762)
                                                       ----  -----------    --------  -----------  -----------  ------------

Common shares issued for future consideration
Shares issued as collateral for Company obligations       -  (14,989,000)    (14,989)           -            -       (14,989)
Shares issued for future sale                             -   (3,917,500)     (3,918)     (86,682)           -       (90,600)
                                                       ----  -----------    --------  -----------  -----------  ------------

                     Total                                -  (18,906,500)    (18,907)     (86,682)           -      (105,589)
                                                       ----  -----------    --------  -----------  -----------  ------------

Net equity June 30, 2001                               $ 49   35,379,834    $ 35,379  $ 5,371,178  $(9,529,957) $ (4,123,351)
                                                       ====  ===========   =========  ============ ==========================

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                                 Cumulative
                                                         For the Six Months Ended     For the Quarter Ended       Amounts
                                                                June 30,                     June 30,          From Inception
                                                        ----------------------------   -----------------------   To June 30,
                                                           2001             2000          2001         2000         2001
                                                           ----             ----          ----         ----         ----
Cash Flow from Operating Activities
Net loss                                                $(1,783,650)    $   (828,064)  $ (831,769)  $ (502,827)  $(9,529,958)
Adjustments to reconcile net (Loss) to net cash
used by operating activities:
Depreciation and depletion                                   38,036            4,829       23,051        2,495        99,493
Depreciation and losses on fixed asset disposals
Clinic assets                                                     -                -            -            -        15,234
Oil and gas assets                                                -                -            -            -         4,189
Loss on disposal of oil and gas properties                                         -            -            -       382,933
Expenses paid with common shares                             696,985           1,366       92,184            -     1,309,690
Increase (decrease) in working capital
(Increase) decrease in receivables                           (2,144)            (950)      (1,254)        (380)       (4,532)
(Increase) decrease in inventory                           (117,385)          (4,405)      34,173        1,025      (275,856)
(Increase) decrease in prepaid expenses                     (77,592)           7,705       12,275       12,724      (107,750)
Increase (decrease) in accounts payable                      31,393           66,606       79,979       51,795       566,323
Increase (decrease) in accrued interest                     228,959           98,782      176,371       62,110       877,250
Increase (decrease) in other accruals                        71,696           12,504      (11,362)      20,866     1,031,001
                                                        -----------     ------------   ----------   ----------   -----------
Net cash used by operating activities                      (913,701)        (641,627)    (426,353)    (352,191)   (5,631,983)
                                                        -----------     ------------   ----------   ----------   -----------

Cash Flow from Investing Activities
Purchase of fixed assets                                    (80,412)         (17,412)      (7,250)      (2,338)     (264,421)
(Increase) decrease in other assets                          (8,695)         (43,600)     (11,433)     (13,800)      (90,770)
                                                        -----------     ------------   ----------   ----------   -----------
Net cash provided (used) by investing activities            (89,107)         (61,012)     (18,683)     (16,138)     (355,191)
                                                        -----------     ------------   ----------   ----------   -----------

Cash Flow from Financing Activities
Proceeds from borrowings                                    690,847          333,271      417,000      233,100     4,291,374
Expenses paid by shareholder                                      -                -            -            -        38,323
Repayment of loans                                         (450,618)        (101,263)     (82,285)     (38,164)   (1,368,849)
Proceeds from sale of common shares                         787,324          467,404      129,842      166,484     2,825,089
Capital contributed by shareholder                                -                -            -            -       154,800
Collection of share subscriptions                                 -                -            -            -       141,726
Exercised stock options                                           -                -            -            -       125,250
Redemption of common shares                                       -                -            -            -       (20,409)
Cost of raising capital                                     (14,471)               -      (14,471)           -      (201,945)
                                                        -----------     ------------   ----------   ----------   -----------
Net cash provided by financing activities                 1,013,082          699,412      450,086      361,420     5,997,677
                                                        -----------     ------------   ----------   ----------   -----------

NET INCREASE (DECREASE) IN CASH                              10,273           (3,227)       5,050       (6,909)       10,503
Balance at beginning of period                                  230           10,038        5,452       13,720             -
                                                        -----------     ------------   ----------   ----------   -----------
Balance at end of period                                $    10,503     $      6,811   $   10,503   $    6,811   $    10,503
                                                        ===========     ============   ==========   ==========   ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

These consolidated financial statements include Wasatch Pharmaceutical, Inc. (a development stage company) (Wasatch or the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. American Institute of Skin Care, Inc. and AISC Online, Inc.

Medisys Research Group, Inc., a Utah corporation, (Medisys) was incorporated on September 7, 1989 for the purpose of developing treatment programs for various skin disorders. On January 21, 1994, American Institute of Skin Care, Inc.
(AISC) was incorporated as a wholly owned Utah subsidiary of Medisys to administer the skin treatment programs developed by Medisys. On January 26, 2001, AISC Online, Inc. (AISC Online) was incorporated as a wholly owned Utah subsidiary of Wasatch to market and sell Wasatch products over the Internet.

For the purpose of this financial presentation "Cumulative Amounts From Inception" shall mean September 7, 1989, which was the commencement of the Company's operations.

The Statement of Operations for the six months and quarters ended June 30, 2001 and 2000 and for the period from inception (September 7, 1989) through June 30, 2001, the Statement of Changes in Stockholders Deficit for the six months and quarters ended June 30, 2001 and 2000 and the Balance Sheet as of June 30, 2001 are unaudited but include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2000 have been reclassified to conform to the 2001 presentation.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. Such principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue as a going concern. The Company is negotiating an agreement to raise short-term funding and plans to seek long-term funding through a stock offering in the form of warrants issued to existing shareholders and is seeking capital through a private placement of securities. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the remainder of development stage.

NOTE 4 - INVENTORIES

Inventories are valued at the lower of average costs or market and are comprised of the following:

                                                  June 30,         December 31,
                      Type of Inventory             2001               2001
                                                ------------     --------------

                Empty bottles and boxes         $    181,294       $     - 0 -
                Finished treatment solutions          42,262            11,327
                Treatment kits                        16,608             - 0 -
                Video instruction for kits            35,692            45,523
                Inventory in transit - bottles         - 0 -           101,621
                                                ------------       -----------
                             Total              $    275,856       $   158,471
                                                ============       ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


NOTE 5 - INTANGIBLE ASSETS

Intangible assets are valued at the lower of net realizable value to the Company or cost and are comprised of the following:


                                              June 30,         December 31,
              Type of Asset                     2001               2001
              -------------                     ----               ----

       Trademark application costs         $      25,966      $      18,846
       Product development costs                  42,530             42,530
                                           -------------      -------------
                     Total cost                   68,496             61,376

       Product development amortization          (17,721)            (7,088)
                                           -------------      -------------
                 Net carrying value        $      50,775      $      54,288
                                           =============      =============

The trademark application is pending but when it is granted the costs incurred will be amortized over their statutory lives. Video production costs represent the costs of producing instructional treatment videos for the company's products and are charged to operations as they are used. Product development costs are the costs of developing product names, bottles and strategy and will be amortized over eighteen months.

Intangible  assets  are  periodically   reviewed  for  impairment  based  on  an
assessment of future cash flows. All intangible assets are amortized on a straight-line basis.

NOTE 6 - COMMON STOCK ISSUED AND OUTSTANDING

The following table reflects the financial accounting for all common shares issued. In accordance with generally accepted accounting principles, the Company treats common shares issued as both issued and outstanding when the consideration for those shares has been determined and when the transaction giving rise to that consideration has been completed. Until all the elements for a completed transaction are existent, such common shares are not considered as issued and outstanding. Consequently, the Company uses the classification Shares Issued for Future Transactions, which includes shares issued as collateral and shares issued for future sale, to identify those types of common share issues.

At June 30, 2001 and December 31, 2000 the common shares  considered issued were
54,286,334  and  27,405,517  and  the  common  shares   considered   issued  and
outstanding were 35,379,834 and 26,055,517, respectively.

For financial reporting purposes, the common shares issued for the aforementioned incomplete transactions and those held by third party trustees are not treated as outstanding in the determination of average common shares outstanding and net book value per share. However, the Company does record shares issued for future transactions at a nominal value ($.001 per share) in the financial statements.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


NOTE 6 - COMMON STOCK ISSUED AND OUTSTANDING (Continued)

Following is a reconciliation of the shares issued by the transfer agent, the types of transactions resulting in the aforementioned excluded shares and the shares that are considered issued and outstanding for financial presentation purposes at June 30, 2001 and December 31, 2000.

                                                        June 30,   December 31,
                    Type of Share Transaction             2001         2000
                    -------------------------             ----         ----

         Shares issued by transfer agent               54,380,032    26,282,167

         Add (deduct) Shares held in trust by the
           transfer agent                                 (93,698)     (206,650)
         Shares for option arrangement                               (2,500,000)
         Shares to be issued to meet
           contractual commitments                                    3,830,000
                                                       ----------    ----------

         Shares recorded in financial statements       54,286,334    27,405,517
                                                       ----------    ----------

         Add (deduct) Shares for future sales and
           obligations Shares issued under investment
           contract                                    (2,000,000)
         Shares for option arrangement                 (1,917,500)
         Shares issued to and held by vendors          (1,100,000)   (1,100,000)
         Shares issued to and held by lenders         (13,889,000)     (250,000)
                                                       ----------    ----------
         Shares issued for future transactions        (18,906,500)   (1,350,000)
                                                       ----------    ----------
         Shares issued and outstanding                 35,379,834    26,055,517
                                                       ==========    ==========


The shares held in trust by the transfer agent at December 31, 2000 (206,650 common shares) are not recorded in the financial statements in as much as they represent shares that have been set aside by the Company but not issued for specifically committed or completed transactions. At December 31, 2000, these shares were allocated and set aside for a specific investment company in Europe. At June 30, 2001, 93,698 of these common shares remained set aside and unsold.

In December 2000, the Company entered into a consulting agreement that provides the following services for a period of one year:

         o        Marketing  and  promotion  of  Wasatch's   products  over  the
                  Internet

         o Developing an interactive network of physicians and clinics that are prospective partners or clients

         o        General business consulting and assistance.

As compensation for services, the consultant was granted stock options to purchase 4,100,000 shares of common stock in the following amounts and prices:

         o        100,000 shares exercisable at $.001 per share

         o        2,400,000 shares exercisable at $.25 per share

         o 1,600,000 shares exercisable at a 70% of the closing bid price on the exercise date but not less than $.37 per share.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


NOTE 6 - COMMON STOCK ISSUED AND OUTSTANDING (Continued)

During December 2000, options for 2,500,000 common shares were exercised and the shares were issued with an agreement that the exercise price would be paid in the future. During the first quarter of 2001, options for 1,600,000 shares were exercised and the shares were issued based upon the future payment of exercise price. During the first quarter of 2001, payments totaling $513,100 was received for 2,082,500 shares and 100,000 shares were released at par value ($.001 per share.)

The contract has been accounted for based on the difference between the fair value of shares under option ($.32 per share) at the date of the grant, and the exercise price for those shares ($.001 per share for 100,000 shares, $.25 per share for 2,500,000 shares and $.37 per share for 1,600,000 shares.) The discount on the 2,500,000 shares ($.07 per share) was recorded retroactively to the commencement of the first quarter of 2001 at $199.900 to be amortized over the remaining twelve months of the consulting agreement.

Also in the second quarter of 2001, the Company executed a private placement contract with a Canadian investment company and allocated 2,000,000 common shares to be placed by that company.

At June 30, 2001, 3,917,500 common shares remain as a commitment for future sales and obligations.

At December 31, 2000, the shares to be issued to meet contractual commitments include 3,750,000 common shares due under the Convertible Debenture settlement, more fully discussed elsewhere in this filing, and an issue of 80,000 common shares for legal services under a contractual obligation due December 31, 2000. These shares were issued during the first quarter of 2001.

The shares issued to and held by lenders is comprised of the following:

         In the fourth quarter of 2000, the Company executed a contract with a supplier to provide bottles for its product. The value of the contract was approximately $180,000 and the Company issued 1,000,000 common shares to provide collateral for future performance. During this same period, the Company executed a real estate lease agreement for its Salt Lake City facilities and 100,000 common shares were issued to the lessor as collateral against future performance. The shares issued under these two contracts remain as collateral at June 30, 2001.

         At December 31, 2000, a lender held 250,000 restricted shares as collateral under a loan that was defaulted in 1998. Those collateral shares are unchanged and remain outstanding at June 30, 2001.

         In the first quarter of 2001, the Company issued 93,000 shares to a private investor as collateral on a loan of $20,000 to an investment company who assists the Company in finding qualified investors for the private sale of its securities. That loan is in default but the lender has taken no action to perfect its lien and security.

         In the first quarter of 2001, the Company issued 46,000 shares to a private investor as collateral on a loan of $10,000 made to the Company. That loan is in default but the lender has taken no action to perfect its lien and security.

         On April 18, 2001, Gary Heesch, the CEO of the Company entered into a loan transaction to borrow $182,000, for the Company's benefit, on a 40 day term note. The Company received the funds and agreed to assume responsibility for the obligations under the promissory note. In addition, the Company issued 4,000,000 shares to the lender as collateral on the loan. The promissory note was not liquidated under its repayment terms and the lender asserted its rights through a notification filing with the SEC that states they are the owners of 3,500,000 shares of the Company's common stock. The Company is currently negotiating with the lender for repayment on the note and the return of all or a portion of the forfeited collateral. In as much as the asserted collateral shares are in the hands of the lender and negotiations are incomplete, the Company has retained the debt obligation in its financial statements and the 3,500,000 million shares are considered issued and outstanding and 500,000 shares remain as issued for collateral.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


NOTE 6 - COMMON STOCK ISSUED AND OUTSTANDING (Continued)

On April 4, 2001, the Company borrowed $100,000 from a trust created by a shareholder. The note was in default at June 30, 2001and the Company is negotiating a liquidation plan on the obligation and the return of 1,000,000 common shares given as collateral. The note and the collateral continued to be reflected as outstanding in the financial statement.

On June 20, 2001, the Company borrowed $300,000 from a private investment group. The note is due September 18, 2001 and is collateralized by 12,000,000 restricted common shares of the Company.

NOTE 7 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the comparative calendar six and three-month periods of 2001 and 2000 and from inception through June 30, 2001 are as follows:

                                                                                        Cumulative
                                                                                          Amounts
                                                                                           From
                                       Six Months Ended          Three Months Ended      Inception
                                           June 30,                   June 30,           to June 30,
                                       2001         2000         2001         2000          2001
                                       ----         ----         ----         ----          ----
     Officer's compensation         $   320,000     $111,720    $ 160,000     $ 55,470  $ 2,144,962
     Profession services                569,663      286,750      181,030      194,514    1,463,104
     Financing related costs            137,886       60,556       38,234        3,975      521,370
     Travel                              29,468        7,022       18,131        1,149      141,413
     Telephone                           11,927        5,431        5,364        3,559       92,198
     Insurance                            2,135        2,647        2,135        2,547       18,700
     Postage                             15,996          863       15,996          845       36,807
     Payroll tax interest                     0            0            0            0       36,569
     Other                              144,753       67,702       28,292       92,486    1,313,066
                                    -----------     --------    ---------     --------  -----------
                                    $ 1,131,878     $542,691    $ 449,182     $354,545  $ 5,768,189
                                    ===========     ========    =========     ========  ===========

NOTE 7 - SUBSEQUENT EVENT

On August 7, 2001, the Company entered into a three year marketing agreement with Entertainment Direct TV, Inc. (EDTV). The agreement calls for EDTV to develop and manage an e-mail marketing campaign to introduce the Company's family of products into the market place. The marketing services include website development, creation and distribution of the marketing messages, reporting, tracking, analysis and database development. Compensation for the marketing services will be $20,000 in cash and common stock valued at $150,000 to be paid over a ninety day period.

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

         The Company had been seeking funding to establish an Internet presence, open additional clinics in major metropolitan areas and launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs, an advertising campaign and a physician referral program, revenues could be substantially increased with an established infrastructure that is operating at 5% to 10% of clinic capacity.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001 the Company had current assets of $263,000 current liabilities of $4,798,600 resulting in a working capital deficit of $4,535,600, which is a $500,500 increase in the deficit that existed at December 31, 2000. The increase in the working capital deficit is due to the Company's continuing infrastructure investment that results in an operating loss of $1,683,700 and $731,800 for the six-month and three-month periods ended June 30 2001. These operating losses were financed with substantial borrowings and common stock issues.

         The principal asset increases were in inventory ($117,400), prepaid consulting fees ($99,950), and furniture and fixtures for corporate offices ($78,000.) The new inventory is additional treatment bottles and increased treatment solutions prepared for sale. The majority was financed by vendors.

         There was additional shareholder investment of $787,300 ($129,700 in the second quarter) and common stock issued for goods and services totaling $270,500 ($19,100 in the second quarter.) The Company borrowed $690,800 (including officer and shareholder advances of $192,800) on short-term obligations during the first half of 2001 ($417,000 during the second quarter). During this period $311,000 was repaid on two short-term notes and $139,600 of the monies advanced by the two principal officers was repaid.

         In addition, at June 30, 2001, officers and executives of the company have accumulated unpaid annual compensation totaling $865,700. This represents the annual compensation approved for the management but unpaid as a result of inadequate resources.

RESULTS OF OPERATIONS

         For the three months ended June 30, 2001, the Company's revenues remained nominal at $9,700. Revenues for the six months ended June 30, 2001 were $33,400, an increase of 239% when compared to the same period for the prior year. The Company's operating expenses (includes the clinics and internet sales) increased $130,130 in the first six months of 2001, as compared to the first six months of 2000. The comparable second quarter operations saw these operating expenses increase 82%. The increases reflect the emphasis on ramping up the marketing and sales efforts for the Internet division and the Utah clinics.

         The Company's corporate general and administrative expenses increased $689,100 to $1,231,800 for the two quarters of 2001 when compared to the same quarters of 2000. These increases are attributable to officers compensation (up $208,200 with added executives), increased executive and contract staff costs in preparation of commencing the clinic and Internet sales and marketing programs (an increase in staff and costs of $282,900) and the many costs of funding the Company's business start up operations. The G&A for the comparable quarters of 2001 and 2000 increase $95,000 because of increase executive salary accruals.

         The Company had a net loss of $731,800 for the second quarter of 2001 as compared to a loss of $502,800 in the same period of 2000. The year to date loss for 2001, when compared to six months of 2000, increased $855,600 to $1,683,700 due to a large loss in quarter one of 2001. Roughly 50% of the year to date loss was funded by issuing common stock for goods and services.

         The Company anticipates that the losses will continue until it obtains the funding that will enable management to fully implement the Company's business plan.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Convertible Debenture Settlement - On April 19, 2000, the Company entered into a securities purchase agreement with a private investment group to provide long-term capital funding. Under the agreement, the investment group provided $180,000 in cash and received a 3 year $200,000 8% convertible debenture. In June 2000, the Company's management concluded not to pursue this funding opportunity because of operational restrictions and changes demanded by the investment group that were not in the original agreement.

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

A condition of the settlement agreement was for the Company to register all of the shares issued to the private investment group. The SEC made the registration statement effective April 12, 2001.

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

Other Legal Proceedings - The Company is a party to one other legal proceeding that is covered by liability insurance, the outcome of which will not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

         On April 3, 2001, Wasatch Pharmaceutical sold 60,500 restricted shares of common stock to 2 investors. The net proceeds from these sales, after deducting commissions and costs, were $7,223.70. These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To the best of Wasatch's knowledge, each investor is sophisticated in financial investments and received a variety of financial and other information about Wasatch in connection with the investor's due diligence. No public solicitation or general advertising was done in connection with these sales.

         On April 4, 2001, the Company issued 1,000,000 shares of restricted common stock to the Adelman Trust to be used as collateral on a $100,000 loan made to the Company on that same date. The shares of common stock were issued pursuant an exemption from registration under Section 4(2) of the Securities Act. To the best of Wasatch's knowledge, the Trust manager(s) is sophisticated in financial investments and received a variety of financial and other information about Wasatch including that filed with the Securities and Exchange Commission.

         On April 11, 2001, the Company issued 4,000,000 shares of restricted common stock to North Coast Investments as collateral on a loan for $182,000. The Company defaulted on the loan, and North Coast Investments obtained possession of the 4,000,000 shares on May 31, 2001. To the best of Wasatch's knowledge, North Coast Investments' management is sophisticated in financial investments and received a variety of financial and other information about Wasatch including that filed with the Securities and Exchange Commission.

         On April 11, 2001, the Company entered into a written agreement with Thomson Kernaghan Company, an investment banking firm, that grants Kernaghan the right to purchase up to 2,000,000 shares of the Company's common stock. The sale of shares was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. To the Company's knowledge, Kernaghan's management is sophisticated in financial investments and received a variety of financial and other information about Wasatch in connection with its due diligence.

         On April 23, 2001, under the terms of the investment commitment contract described above, Thomson Kernaghan Company advanced $225,000 in cash to Wasatch. Of the total, $102,172 went toward the purchase of 518,898 common shares and $122,258 was retained by the Company as an advance against future purchases. The 518,898 common shares were unrestricted shares contributed to the Company by Gary Heesch (304,848 common shares) and David Giles, CFO, (214,050 common shares) from common shares they held. The shares were contributed under an exchange agreement between Mr. Heesch and Mr. Giles, where by, on June 15, 2001, the shares relinquished were respectively replaced with 335,333 and 235,455 restricted shares. These sales and exchanges of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To the best of Wasatch's knowledge, each investor is sophisticated in financial investments and received a variety of financial and other information about Wasatch in connection with the investor's due diligence. Mr. Heesch and Mr. Giles, principal officers if Wasatch, have access to Wasatch's financial and business information and are very familiar with Wasatch's operations and financial condition. No public solicitation or general advertising was done in connection with these sales

         On April 11, 2001, Wasatch Pharmaceutical sold 35,000 restricted shares of common stock to 2 investors. The net proceeds from these sales, after deducting commissions and costs, were $4,200.00. These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To the best of Wasatch's knowledge, each investor is sophisticated in financial investments and received a variety of financial and other information about Wasatch in connection with the investor's due diligence. No public solicitation or general advertising was done in connection with these sales

         On April 30, 2001, the Company issued 25,000 shares of restricted common stock to Applied Management Corp for consulting services under an agreement dated February 27, 2001. The shares of common stock were issued pursuant an exemption from registration under Section 4(2) of the Securities Act. To the best of Wasatch's knowledge, Applied's management is sophisticated in financial investments and received a variety of financial and other information about Wasatch and had access to the Company's reports filed with the Securities and Exchange Commission.

         On April 30, 2001, the Company issued 100,000 shares of restricted common stock to Princeton Research for consulting services under a contract dated May 1, 2001. The shares of common stock were issued pursuant an exemption from registration under Section 4(2) of the Securities Act. To the best of Wasatch's knowledge, Princeton's management is sophisticated in financial investments and received a variety of financial and other information about Wasatch and had access to the Company's reports filed with the Securities and Exchange Commission.

         On April 30, 2001, the Company issued 24,000 shares of restricted common stock to Pipeline Capital for loan brokering services rendered under a contract dated August 28,2000. The shares of common stock were issued pursuant an exemption from registration under Section 4(2) of the Securities Act. To the best of Wasatch's knowledge, the managers of Pipeline Capital are sophisticated in financial investments and received a variety of financial and other information about Wasatch and had access to the Company's reports filed with the Securities and Exchange Commission.

         On May 14, 2001, Wasatch Pharmaceutical sold 40,000 restricted shares of common stock to 2 investors. The net proceeds from these sales, after deducting commissions and costs, were $4,800.00. These sales of securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To the best of Wasatch's knowledge, each investor is sophisticated in financial investments and received a variety of financial and other information about Wasatch in connection with the investor's due diligence. No public solicitation or general advertising was done in connection with these sales

         On May 16, 2001, the Company issued 24,000 shares of restricted common stock to Pipeline Capital as additional compensation for loan brokering services rendered pursuant to a contract dated August 28,2000. The shares of common stock were issued pursuant an exemption from registration under Section 4(2) of the Securities Act. To the best of Wasatch's knowledge, the managers of Pipeline Capital are sophisticated in financial investments and received a variety of financial and other information about Wasatch and had access to the Company's reports filed with the Securities and Exchange Commission.

         On June 6, 2001, the Company issued 100,000 shares of restricted common stock to Jeff Twait for consulting services under an agreement dated May 18, 2001. The shares of common stock were issued pursuant an exemption from registration under Section 4(2) of the Securities Act. To the best of Wasatch's knowledge, Mr. Twait is sophisticated in financial investments and received a variety of financial and other information about Wasatch and had access to the Company's reports filed with the Securities and Exchange Commission.

         On June 19, 2001, the Company issued 12,000,000 shares of restricted common stock to Collier Management Company as collateral on a $300,000 loan commitment made to the Company in June 2001. Prior to June 30, $175,000 of the commitment was funded and on July 6, 2001 the Company received the remaining $125,000. The shares of common stock were issued pursuant an exemption from registration under Section 4(2) of the Securities Act. To the best of Wasatch's knowledge, management of Collier Management Company is sophisticated in financial investments and received a variety of financial and other information about Wasatch and had access to the Company's reports filed with the Securities and Exchange Commission.

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

         On July 6, 2001, the Company filed an SB-2 registration statement to register 2,134,989 Class A warrants exercisable at $.50 per share and 2,134,989 Class B warrants exercisable at $2.00 per share. The registration of these additional warrant became necessary when the Company determined that Depository Trust Company could not accurately identify the shareholders holding their stock in "street" name, who were entitled to receive the warrants. This filing also registered 2,000,000 common shares which have been offered to two executive officers of the Company as stock options under a Common Stock Purchase Agreement in exchange for 2 million warrants assigned to the Company to be used as collateral on a loan. The exercise prices on the stock options correspond to the exercise price on the warrants. The SEC has not declared this registration effective.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits  -  None

      (b) Reports on Form 8-K  - None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.

Dated: August 20, 2001


By: /s/ David K. Giles
   ----------------------------------
   David K. Giles, Chief Financial
   Officer & Corporate Secretary