Form 10QSB
period 2001-09-30
WASATCH PHARMACEUTICAL INC
filed 2001-11-19
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes [ X] No [ ]

and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class A Common Stock, $.001 Par Value,1,039,744 shares issued and outstanding, which excludes 340,158 shares the have been issued as collateral on Company obligations.

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

The unaudited balance sheet of the Registrant as of September 30, 2001 and the audited balance sheet of the Registrant as of December 31, 2000 along with the related unaudited statements of operations, changes in stockholders' deficit and cash flows for the nine month and quarters ended September 30, 2001 and 2000 and from inception (September 7, 1989) through September 30, 2001, the unaudited statement of changes in stockholders' deficit for the nine month period ended September 30, 2001, and the unaudited statements of cash flows for the nine month periods ended September 30, 2001 and 2000 and from inception (September 7, 1989) through September 30, 2001 are attached hereto.

Operating results for the period ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

This report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a results of certain factors, including those risk factors discussed more fully in the Company's annual report (Form 10KSB) for December 31, 2000.

At various times in this report and in these financial statement the Registrant is referred to as the Company or Wasatch.(the Company or Wasatch)

The following financial statements are included in this report:

         Consolidated Balance Sheet as of September 30, 2001 and
           December 31, 2000                                              F-1

         Consolidated Statements of Operations for the nine
           months and the quarters ended September 30, 2001and
           2000 and from inception (September 7, 1989) through
           September 30, 2001                                             F-2

         Consolidated Statements of Changes in Stockholders'
           (Deficit) for the nine month period ended
           September 30, 2001                                             F-3

         Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2001and 2000 and from
           inception (September 7, 1989) through
           September 30, 2001                                             F-4

         Notes to the Consolidated Financial Statements                   F-5

                            WASATCH PHARMACEUTICAL, INC.
                         (A Development Stage Company)
                             CONSOLIDATED BALANCE SHEET
             PERIODS ENDED SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                         September 30,   December 31,
                                                             2001            2000
                                                          ------------   -----------
                                                           (Unaudited)
                        ASSETS
CURRENT ASSETS
  Cash                                                    $        380   $       230
  Accounts receivable - trade                                    4,195         2,388
  Inventory                                                    273,783       158,471
  Prepaid expenses                                              27,800        30,159
                                                          ------------   -----------
       Total Current Assets                                    306,158       191,248
                                                          ------------   -----------

PROPERTY AND EQUIPMENT
  Office fixtures and equipment                                151,117        76,062
  Leasehold improvements                                        64,544        60,002
  Internet system and equipment                                 37,063        37,063
  Machinery and equipment                                       36,713        24,671
                                                          ------------   -----------
                                                               289,437       197,798
  Less accumulated depreciation                                (96,015)      (54,368)
                                                          ------------   -----------
       Net Property and Equipment                              193,422       143,430
                                                          ------------   -----------

OTHER ASSETS
  Intangibles - net of amortization                             49,935        54,288
  Deposits                                                      21,612        27,786
                                                          ------------   -----------
       Total Other Assets                                       71,547        82,074
                                                          ------------   -----------
TOTAL ASSETS                                              $    571,127   $   416,752
                                                          ============   ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                $    547,670   $   517,550
  Accrued interest                                             848,157       648,291
  Accrued salaries                                             990,599       828,036
  Payroll taxes                                                144,383       105,763
  Other accrued expenses                                        45,650        42,884
  Notes and advances currently due:
    Short-term shareholder advances                             22,696       153,790
    Vendors                                                    112,333       112,333
    Stockholders and others                                  2,419,475     1,817,642
                                                          ------------   -----------
       Total Liabilities                                     5,130,963     4,226,289
                                                          ------------   -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued and outstanding                 49            49
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 1,379,902 and 548,110, respectively,
    shares issued and outstanding                                1,380           548
  Additional paid-in capital                                 5,640,817     3,937,524
  Accumulated development stage deficit                    (10,099,011)   (7,746,308)
                                                          ------------   -----------
                                                            (4,456,765)   (3,808,187)
Less shares issued for future transactions                    (103,071)       (1,350)
                                                          ------------   -----------
       Total Stockholders' Deficit                          (4,559,836)   (3,809,537)
                                                          ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $    571,127   $   416,752
                                                          ============   ===========

                                          WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)

                                                                                                                   Cumulative
                                                                                                                  Amounts From
                                                      For the Nine Months Ended       For the Quarter Ended        Inception To
                                                            September 30,                 September 30,           September 30,
                                                         2001           2000           2001           2000            2001
                                                         ----           ----           ----           ----            ----
REVENUES
  Professional fee income                            $      8,005   $      4,856    $     2,550    $     2,156     $    245,010
  Product sales                                            34,202         16,045          6,273          4,755          506,862
                                                     ------------   ------------    -----------    -----------     ------------
                                                           42,207         20,901          8,823          6,911          751,872
                                                     ------------   ------------    -----------    -----------     ------------

SKIN CARE TREATMENT AND PRODUCT EXPENSE
  Cost of products sold                                    12,397          3,267          2,921            976           68,202
  Salaries                                                238,584        144,501         90,023         51,413        1,088,622
  Employee leasing                                              -              -              -              -          218,745
  Payroll taxes                                            16,870         12,675          6,383          2,890          129,541
  Physicians fees                                          20,400         24,082          6,900          6,900          319,250
  Rent                                                     59,860         27,239         21,383          9,096          308,258
  Advertising                                              22,830          3,337          1,994              -          240,390
  Depreciation                                             26,224          3,528          8,921          1,003           26,224
  Other                                                    36,778         19,597          7,278          7,353          188,810
                                                     ------------   ------------    -----------    -----------     ------------
       Total                                              433,943        238,226        145,803         79,631        2,588,042

GENERAL AND ADMINISTRATIVE EXPENSE                      1,571,912        806,003        340,083        263,312        6,108,273
INTEREST                                                  389,055        211,885         91,990         70,141        1,744,852
                                                     ------------   ------------    -----------    -----------     ------------

       Total Operating Expenses                         2,394,910      1,256,114        577,876        413,084       10,441,166
                                                     ------------   ------------    -----------    -----------     ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  (2,352,703)    (1,235,213)      (569,053)      (406,173)      (9,689,294)

PROVISION FOR INCOME TAXES                                      -              -              -              -                -
                                                     ------------   ------------    -----------    -----------     ------------
LOSS FROM CONTINING OPERATIONS                         (2,352,703)    (1,235,213)      (569,053)      (406,173)      (9,689,294)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                   -              -              -              -         (409,717)

NET LOSS                                             $ (2,352,703)  $ (1,235,213)   $  (569,053)   $  (406,173)    $(10,099,011)
                                                     ============   ============    ===========    ===========     ============

BASIC LOSS PER COMMON  SHARE                         $      (3.31)  $      (4.23)   $     (0.72)   $     (1.11)
                                                     ============   ============    ===========    ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                 710,318        291,844        788,736        365,815
                                                     ============   ============    ===========    ===========

                                            WASATCH PHARMACEUTICAL, INC.
                                            (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                                                     (Unaudited)


                                                 Preferred                           Additional    Accumulated           Total
                                                   Stock          Common Stock         Paid-In     Development      Stockholders'
                                                   Amount      Shares      Amount      Capital     Stage Deficit        Deficit
                                                   ------      ------      ------      -------     -------------        -------
Balance forward December 31, 2000                 $    49      548,110    $    548   $ 3,937,523   $ (7,746,308)    $ (3,808,187)

Shares issued in connection with:
  Consulting fees                                              342,912         342       384,739              -          385,080
  Loan fees and interest                                -        2,620           3         9,167              -            9,170
  Securities sold for cash                              -       54,504          55       684,554              -          684,609
  Services rendered                                                960           1         3,359              -            3,360
  Shareholder stock sold for the benefit
    of the Company                                              32,016          32       325,810                         325,842
  Shares exchanged for debt                                     80,000          80       303,975              -          304,055
  Exercise of warrant rights                                    16,000          16         7,484                           7,500

Cost of Raising Funds                                                                    (14,471)                        (14,471)
                                                                                                                             -
Change in shares issued as loan collateral              -      302,780         303        (1,323)             -           (1,020)
                                                                                                                             -
Net loss for the nine months ended
  September 30, 2001                                    -            -           -             -     (2,352,703)      (2,352,703)
                                                  -------    ---------    --------   -----------   ------------     ------------
Balance September 30, 2001 of stockholders'
  equity - per committed contracts                     49    1,379,902       1,380     5,640,817    (10,099,011)      (4,456,765)
                                                  -------    ---------    --------   -----------   ------------     ------------
Common shares issued for future consideration
  Shares issued as collateral for Company
    obligations                                         -     (329,780)       (330)            -              -             (330)
  Treasury shares to be repurchased                     -      (10,378)        (10)     (102,731)             -         (102,741)
                                                  -------    ---------    --------   -----------   ------------     ------------
                         Total                          -     (340,158)       (340)     (102,731)             -         (103,071)
                                                  -------    ---------    --------   -----------   ------------     ------------
Net equity September 30, 2001                     $    49    1,039,744    $ (1,040)  $ 5,538,086   $(10,099,011)    $ (4,559,836)
                                                  =======    =========    ========   ===========   ============     ============

                                            WASATCH PHARMACEUTICAL, INC.
                                            (A Development Stage Company)
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (Unaudited)

                                                                                                               Cumulative
                                                                                                              Amounts From
                                                                            For the Nine Months Ended          Inception To
                                                                                   September 30,              September 30,
                                                                               2001             2000              2001
                                                                           -----------      -----------       -------------
Cash Flow from Operating Activities
  Net loss                                                                 $(2,352,703)     $(1,235,214)      $ (10,099,011)
Adjustments to reconcile net (Loss) to net cash
 used by operating activities:
    Depreciation and amortization                                               57,596            7,178             119,053
  Depreciation and losses on fixed asset disposals
    Clinic assets                                                                    -                -              15,235
    Oil and gas assets                                                               -                -               4,189
  Loss on disposal of oil and gas properties                                                          -             382,933
  Expenses paid with common shares                                             416,924            3,824           1,029,630
  Increase (decrease) in working capital
    (Increase) decrease in receivables                                          (1,807)         (48,491)             (4,195)
    (Increase) decrease in inventory                                          (115,312)          (3,506)           (273,783)
    (Increase) decrease in prepaid expenses                                      2,358         (107,279)            (27,800)
    Increase (decrease) in accounts payable                                     30,118          123,835             565,048
    Increase (decrease) in accrued interest                                    199,866          110,123             848,157
    Increase (decrease) in other accruals                                      203,950           69,421           1,163,253
                                                                           -----------      -----------       -------------
       Net cash used by operating activities                                (1,559,010)      (1,080,109)         (6,277,291)
                                                                           -----------      -----------       -------------

Cash Flow from Investing Activities
  Purchase of fixed assets                                                     (91,639)        (101,975)           (275,647)
  (Increase) decrease in other assets                                           (5,421)         (95,578)            (87,496)
                                                                           -----------      -----------       -------------
       Net cash provided (used) by investing activities                        (97,060)        (197,553)           (363,143)
                                                                           -----------      -----------       -------------
Cash Flow from Financing Activities
  Proceeds from borrowings                                                   1,105,862          406,512           4,706,389
  Expenses paid by shareholder                                                       -                -              38,323
  Repayment of loans                                                          (453,122)        (115,950)         (1,371,352)
  Proceeds from sale of common shares                                        1,017,950        1,082,347           3,068,033
  Capital contributed by shareholder                                                 -                -             154,800
  Collection of share subscriptions                                                  -                -             141,726
  Exercised stock options                                                            -                -             125,250
  Redemption of common shares                                                        -                -             (20,409)
  Cost of raising capital                                                      (14,471)              (3)           (201,945)
                                                                           -----------      -----------       -------------

       Net cash provided by financing activities                             1,656,220        1,372,906           6,640,815
                                                                           -----------      -----------       -------------

NET INCREASE (DECREASE) IN CASH                                                    150           95,243                 380
       Balance at beginning of period                                              230           10,038                   -
                                                                           -----------      -----------       -------------
       Balance at end of period                                            $       380      $   105,282       $         380
                                                                           ===========      ===========       =============

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

These consolidated financial statements include Wasatch Pharmaceutical, Inc. (a development stage company) (Wasatch or the Company), and its wholly owned subsidiaries, Medisys Research Group, Inc. American Institute of Skin Care, Inc. and AISC Online, Inc.

Medisys Research Group, Inc. develops treatment programs for skin disorders. American Institute of Skin Care, Inc. (AISC) was organized to administer the skin treatment programs developed by Medisys and, in January 2001, AISC Online, Inc. commenced operations to market and sell Wasatch products over the Internet.

For the purpose of this financial presentation "Cumulative Amounts From Inception" shall mean September 7, 1989, which was the commencement of the Company's operations.

The Statements of Operations for the nine months and the quarters ended September 30, 2001 and 2000 and for the period from inception (September 7, 1989) through September 30, 2001, the Statement of Changes in Stockholders Deficit for the nine months ended September 30, 2001 and the Statement of Cash Flows for the nine months ended September 30, 2001 and 2000 and from inception (September 7, 1989) through September 30, 2001 and the Balance Sheet as of September 30, 2001 are unaudited but include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2000 have been reclassified to conform to the 2001 presentation. The 1:50 reverse stock split executed September 11, 2001 has been reflected in all of the common share, earnings per share and other share data reflected in these financial statements.

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

NOTE 4 - INVENTORIES

Inventories are valued at the lower of average costs or market and are comprised of the following:


Type of                                    September 30,            December 31,
Inventory                                      2001                    2000
                                            -------------          -------------

Empty bottles and boxes                       $ 182,192               $ 101,621

Finished treatment solutions                     45,380                  11,327

Treatment kits                                   10,520                   - 0 -

Video instruction for kits                       35,691                  45,523
                                              ---------               ---------
             Total                            $ 273,783               $ 158,471
                                              =========               =========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are valued at the lower of net realizable value to the Company or cost and are comprised of the following:


Type of Asset                                September 30,         December 31,
                                                 2000                  2001
                                            -------------         -------------
Trademark application costs                    $ 30,442              $ 18,846

Product development costs                        42,530                42,530

            Total cost                           72,972                61,376

Product development amortization                (23,037)               (7,088)

          Net carrying value                   $ 49,935              $ 54,288
                                               ========              ========


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

NOTE 6 - COMMON STOCK ISSUED AND OUTSTANDING

The following table reflects the financial accounting for all common shares issued. In accordance with generally accepted accounting principles, the Company's treats common shares issued as both issued and outstanding when the consideration for those shares has been determined and when the transaction giving rise to that consideration has been completed. Until all the elements for a completed transaction are existent, such common shares are not considered as issued and outstanding. Consequently, the Company uses the classification Common Shares Issued for Future Transactions, which includes shares issued as collateral, shares issued for future sale and commitments to repurchase common stock, to identify those types of common share issues.

On September 11, 2001, the Company effected an outstanding shares reduction by issuing one common share for each fifty shares of record on that date. These financials have been recast to give effect to this new financial structure.

At September 30, 2001 and December 31, 2000 the common shares considered issued were 1,379,902 and 548,110 and the common shares considered issued and outstanding were 1,039,744 and 521,110, respectively.

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

Following is a reconciliation of the shares issued by the transfer agent, the types of transactions resulting in the aforementioned excluded shares and the shares that are considered issued and outstanding for financial presentation purposes at September 30, 2001 and December 31, 2000.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

NOTE 6 - COMMON STOCK ISSUED AND OUTSTANDING (Continued)

                                                   September 30,    December 31,
Type of Share Transaction                              2001              2000
                                                    ----------        ----------

Shares issued by transfer agent                      3,871,506          525,643
Add (deduct)
  Shares held in trust by the
    Transfer agent                                      (1,874)          (4,133)
  Shares for option arrangement                                         (50,000)
  Shares issued, but waiting completion
    of warrant exercise                             (2,489,730)
  Shares to be issued to meet
    contractual commitments                                  -           76,600
                                                    ----------       ----------
Shares recorded in financial statements              1,379,902          548,110

Add (deduct)
  Shares issued to and held by vendors                 (22,000)         (22,000)
  Shares issued to and held by lenders                (307,780)          (5,000)

    Commitment to repurchase shares                    (10,378)               -
                                                    ----------       ----------

Shares issued for future transactions                ( 340,158)         (27,000)
                                                    ----------       ----------
Shares issued and outstanding                        1,039,744          521,110


The shares held in trust by the transfer agent, 4,133 common shares, at December 31, 2000 are not recorded in the financial statements in as much as they represent shares that have been set aside by the Company but not issued or specifically committed for completed transactions. At December 31, 2000, these shares were allocated and set aside for a specific investment company in Europe. At September 30, 2001, the 1,874 the common shares that remained set aside and unsold were cancelled and are to be returned to the Company.

In December 2000, the Company entered into a consulting agreement that provides the following services for a period of one year: o Marketing and promotion of Wasatch's products over the Internet o Developing an interactive network of physicians and clinics that are prospective partners or clients o General business consulting and assistance.

As compensation for services, the consultant was granted stock options to purchase 82,000 shares of common stock in the following amounts and prices: (a) 2,000 shares exercisable at $.05 per share, (b)48,000 shares exercisable at$12.50 per share, and (c) 32,000 shares exercisable at a 70% of the closing bid o price on the exercise date but not less than $12.95 per share.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

NOTE 6 - COMMON STOCK ISSUED AND OUTSTANDING (Continued)

As of September 30, 2001, $513,100 had been received upon the exercise of 43,650 post-split shares, with 38,350 post-split options remaining unexercised. The Company reviewed the value of services performed and to be performed on the consulting agreement and determined that the value of these services is $100,000. The Company recognizes the inherent problems in placing a value on the stock of a bulletin board company because a history of stock price that is influenced by short sellers and "profit takers" that is unrelated to the performance.

The Company's stock price has experienced wide fluctuations in value that makes transaction valuation based on stock value problematical. Because of this factor, the Company concluded that a projected value, based on hours spent and estimated to be spent and usual and customary per diem charges for services was the most reasonable and readily determinable method of valuing the transaction. Therefore, the Company agreed to waive the option price on the 38,350 post split shares and to record the consultant's compensation on the books of the company at $100,000 of expense for services performed and to be performed.

During the second quarter of 2001, Wasatch entered into a transaction with a Canadian investment company whereby Gary Heesch, CEO and David Giles, CFO of the Company sold a combined 10,378 common shares to the investment company for $102,741.80. The proceeds from the sale of these shares went directly to Wasatch and was used to purchase 11,416 restricted common shares for Mr. Heesch and Mr. Giles at an agreed upon price of $9.00 per share.

The investment company also advanced $122,258.20 towards the purchase of 40,000 shares of restricted common stock that were issued June 18, 2001. The price of the stock to be purchased with the advanced funds was to be negotiated and paid in the future. Subsequently, the two parties could not agree on the final purchase price, and the purchase transaction for 40,000 shares was not completed. Ultimately, the parties agreed to reverse the original stock purchase of 40,000 common shares and the Company agreed to buy back the additional 10,378 shares. To accomplish this, Wasatch issued a promissory note for $225,000 with interest accruing at 7% per annum from April 23, 2001 and collateralized by the assets of the Company. The investment company put into escrow 10,378 free trading common shares, 40,000 restricted common shares and a full release on all parties in favor Wasatch upon the liquidation of the promissory note..

The aforementioned 10,378 common share buy back has been reflected as a commitment to be completed in the future. ("Contingent commitment to repurchase issued common stock") in the amount of $102,741. The stock will be returned to the Company upon completion of the transaction. The recorded Contingent commitment to repurchase issued common stock will offset the related payable if the transaction is not completed.

At December 31, 2000, the shares to be issued to meet contractual commitments include 75,000 common shares due under the Convertible Debenture settlement, more fully discussed elsewhere in this filing, and an issue of 1,600 common shares for legal services under a contractual obligation due December 31, 2000. These shares were issued during the first quarter of 2001.

The shares issued to and held by lenders and vendors is comprised of the following:

    In the fourth quarter of 2000, the Company executed a contract with a supplier to provide bottles for its product. The value of the contract was approximately $180,000 and the Company issued 20,000 common shares to provide collateral for future performance.

    During this same period, the Company executed a real estate lease agreement for its Salt Lake City facilities and 2,000 common shares were issued to the lessor as collateral against future performance. The shares issued under these two contracts remain as collateral at September 30, 2001.

    At December 31, 2000, a lender held 5,000 restricted shares as collateral under a loan that was defaulted in 1998. Those collateral shares are unchanged and remain as collateral shares at September 30, 2001.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

NOTE 6 - COMMON STOCK ISSUED AND OUTSTANDING (Continued)

    In the first quarter of 2001, the Company issued 1,860 shares to a private investor as collateral on a loan of $20,000 to an investment company who assists the Company in finding qualified investors for the private sale of its securities. That loan is in default but the lender has taken no action to perfect its lien and security.

    In the first quarter of 2001, the Company issued 920 shares to a private investor as collateral on a loan of $10,000 made to the Company. That loan is in default but the lender has taken no action to perfect its lien and security.

    On April 18, 2001, Gary Heesch, the CEO of the Company entered into a loan transaction to borrow $182,000, for the Company's benefit, on a 40 day term note. The Company received the funds and agreed to assume responsibility for the obligations under the promissory note. In addition, the Company issued 80,000 shares to the lender as collateral on the loan. The promissory note was not liquidated under its repayment terms and the lender asserted its rights through a notification filing with the SEC that states they are the owners of 70,000 shares of the Company's common stock. During the third quarter, 2001, the Company offset the 80,000 collateral shares against the debt of $182,000 plus accrued interest of $118,625..

    On April 4, 2001, the Company borrowed $100,000 from a trust created by a shareholder. The note was in default at September 30, 2001and the Company is negotiating a liquidation plan on the obligation and the return of 20,000 common shares given as collateral. The note and the collateral continued to be reflected as outstanding in the financial statement.

    On June 20, 2001, the Company borrowed $300,000 from a private investment group. The note is due September 18, 2001 and is collateralized by 240,000 restricted common shares of the Company. The note is in default, however the lender has not taken any action to foreclose on the collateral. The Company has issued 2 million restricted common shares in October, 2001 as additional collateral.

NOTE 7 - GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the comparative calendar nine and three-month periods of 2001 and 2000 and from inception through September 30, 2001 are as follows:


                                                                                                      Cumulative
                                         Nine Months Ended              Three Months Ended           Amounts From
                                            September 30                   September 30              Inception to
                                    -----------------------------    -------------------------      September 30,
Type of Expense                         2001            2000            2001           2000              2001
                                   -------------    ------------    -----------    -----------    -----------------
Officer's Compensation               $   473,800       $ 225,400      $ 153,800      $ 113,680       $ 2,115,565

Professional Services                    615,137         316,392         85,501         58,109         1,774,231

Loss On Capital Raising Venture                -               -              -              -           570,609

Investor Related Expenses                172,420          63,953         42,551         43,460           444,455

Financing & Related Costs                 83,509         100,193                        27,126           315,114

Employee Compensation                     70,425           8,823         16,660          2,697           104,768

Travel                                    36,878           7,022          7,410              -           148,824

Telephone & Communications                17,402          10,584          5,475          5,153           103,484

Depreciation & Amortization               31,372           3,650         10,639          1,346            57,343

Licensing Expense                          1,016           1,441            168            218            57,023

Postage                                   23,013           2,421          7,017          1,558            44,435

Rent                                      32,588                         10,383              -            40,849

Insurance                                  2,135           2,647              -              -             5,378

Payroll Tax Interest                           -                              -              -            20,136

Other                                     12,217          63,478            479          9,965           306,059
                                     -----------       ---------      ---------      ---------       -----------
TOTALS                               $ 1,571,912       $ 806,003      $ 340,083      $ 263,312       $ 6,108,273

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

NOTE 8 - COMMITMENT

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

         The Company has been seeking long term capital funding to establish an Internet presence, open additional clinics in major metropolitan areas and launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs, an advertising campaign and a physician referral program, revenues could be substantially increased with an established infrastructure that is operating at 5% to 10% of business capacity.

 LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001 the Company had current assets of $306,200 and current liabilities of $5,131,000 resulting in a working capital deficit of $4,824,800 which is a $789,700 increase in the deficit that existed at December 31, 2000. The increase in the working capital deficit is due to the Company's continuing infrastructure investment that resulted in an operating loss of $2,352,700 and $569,000 for the nine-month and three-month periods ended September 30, 2001. These operating losses were financed with substantial borrowings and common stock issues.

         The principal asset increases were in inventory ($115,300), warehouse fixtures and equipment, and corporate offices and furnishings ($91,600.) The new inventory is additional treatment bottles and increased treatment solutions prepared for sale. The majority of the additions were financed by vendors.

         There was additional shareholder investment of $1,018,000 ($61,300 in the third quarter) and common stock issued for goods and services totaling $417,000 ($388,400 in the third quarter.) The Company borrowed $1,105,900 (including officer and shareholder advances of $192,800) on short-term obligations during the first nine months of 2001 ($415,000 during the third quarter). During this period short-term debt of $453,100 was liquidated with cash and $300,600 ($182,000 in principal and $118,600 in interest) was extinguished with 80,000 shares of Company common stock.

         At September 30, 2001, vendor accounts payable and accumulated unpaid annual management compensation had, since December 31, 2000, increased $30,100 and $162,600, respectively. The sharp increase in management compensation reflects the ongoing commitment of deferring salaries to offset some of the Company's short term cash deficit. Limited cash flow has also impaired the Company's ability to make scheduled interest payments, which results in a $199,900 increase in the accrued interest liability.

RESULTS OF OPERATIONS

         For the three months ended September 30, 2001, the Company's revenues remained nominal at $8,800. Revenues for the nine months ended September 30, 2001 were $42,200, an increase of 100% when compared to the same period for the prior year. The Company's clinic and Internet operating expenses increased $195,700 in the first nine months of 2001, as compared to the first nine months of 2000. The comparable third quarter operations saw these operating expenses increase 82%. These increased costs reflect a general across the board change in expenses associated with the emphasis on ramping up the marketing and sales efforts for the Internet division and the Utah clinics.

         The Company's corporate general and administrative expenses increased $782,800 to $1,588,800 for the three quarters of 2001 when compared to the same quarter of 2000. These increases are attributable to management compensation (up $248,400 with added executives), increased contract staff costs in preparation of commencing the clinic and Internet sales and marketing programs (an increase in staff and costs of $352,800) and the many costs of funding the Company's business start up operations. Management Compensation continued to increase with the additional staff of the full nine months of 2001 versus just one plus months for 2000. The general and administrative expense for the comparable quarters of 2001 and 2000 increased $69,500 because of increase executive salary accruals and other increased employee compensation.

         The Company had a net loss of $569,000 for the third quarter of 2001 as compared to a loss of $406,200 in the same period of 2000. The year to date loss for 2001, when compared to nine months of 2000 increased due to a large loss in quarter one of 2001 ($951,900) associated with the Company's efforts to issue and register its common stock warrant rights. That loss included one time charges, which were expenses as Investor Related Expenses and Postage, such as printing $27,700, registration fees and costs $13,500, transfer agents charges $26,300, postage $19,500. Continued fundraising costs and professional assistance on special projects accounted for the $298,700 increase in Professional Fees in the three quarters of 2001 versus 2000. The fiscal 2001 increase in Employee Compensation is totally attributable to new employees for the corporate staff. Increases in Rent and Depreciation reflect a new Company structure that includes a corporate headquarters and warehouse facility in 2001. The increased general and administrative expenses have been substantially impacted by the increased valuation of common stock given for consulting and other professional services. Roughly 65% of the year to date loss was funded by issuing common stock for goods and services.

         The $177,000 increase in interest expense is attributable to the increased level of borrowing and a special charge of $118,000 recorded in the third quarter for some one time settlement charges of a lender.

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

         The private investment group and the Company entered into negotiations and reached an agreement on November 7, 2000. Under the terms of the final settlement agreement, the Company delivered 5,000,000 pre-split shares of the Company's common stock and agreed to register all of the shares issued to the private investment group. The SEC made the registration statement effective April 12, 2001.

         The final settlement agreement was dated January 16, 2001 and completely rescinded the original agreement and prior settlement arrangements. Even though the Company issued these shares in January 2001, management concluded that conditions precedent required this transaction to be included in the December 31, 2000 financial statements.

         On May 15, 2000, a demand letter was received by the Company to pay off the mortgage of a former officer of the Company of approximately $400,000. In September 1998, while serving as interim President (not CEO) of the Company, he refinanced his personal residence and signed the mortgage note as President of the Company. This was done without the knowledge or authorization of the Company. Because the mortgage company did not obtain a board authorization to obligate the Company and the Company received no benefit from the transaction, the Company feels the claim is entirely without merit and will not have a material adverse effect on the Company. A lawsuit was filed on December 15, 2000 and that suit is presently in the discovery stage.

ITEM 2   CHANGES IN SECURITIES

         On Sept 12, 2001, Mr. Gary Heesch, CEO, held 743,424 Class A warrants and 743,424 Class B warrants. Mr. David Giles, CFO, held 641,441 Class A warrants and 641,441 Class B warrants. These warrants were registered under the Securities Act of 1933 and that registration became effective April 12, 2001. These warrants were not subject to the 1:50 reverse split which took effect on September 11, 2001. Mr. Heesch and Mr. Giles had not exercised their warrants. Their warrants provided the holders with the right to purchase up to 2,769,730 shares of Wasatch's common stock at $.50 and $2.00 pro-rata.

         To assist Wasatch with its cash flow problems, Mr. Heesch and Mr. Giles agreed to transfer these warrants, without recourse, to third parties that either provided services to Wasatch or were willing to pay the exercise price on the warrants.

         On September 14, 2001, in consideration of an aggregate exercise price of $5,500 (at $.50 per share), Wasatch issued 11,000 shares to a warrant holder that owned and exercised some of his Class A warrants that were registered under the Securities Act of 1933, which became effective April 12, 2001.

         On September 17, 2001, Wasatch entered into an agreement with a consultant for services with an agreed upon value of $7,500. Because of Wasatch's limited cash flow, the consultant accepted as full compensation for his services 40,000 Class A warrants and 40,000 Class B warrants. Mr. Heesch and Mr. Giles transferred their warrants to the consultant on Wasatch's behalf. The consultant exercised the warrants and Wasatch agreed to accept the value of the consulting services as consideration and full payment of the exercise price for all of the Class A and Class B warrants. Upon the exercise, Wasatch issued 80,000 shares of common stock to the consultants.

         On September 19, 2001, Wasatch entered into a consulting agreement for public relations services. The consultant agreed that the value of the services equaled $17,000. As full compensation for his services, the consultant agreed to accept 100,000 Class A warrants and 100,000 Class B warrants. Mr. Heesch and Mr. Giles transferred their warrants to the consultant on Wasatch's behalf. The consultant exercised the warrants. Wasatch agreed to accept the value of the consulting services as consideration and full payment of the exercise price for all of the Class A and Class B warrants. Upon the exercise, Wasatch issued 200,000 shares of common stock to the consultant.

         On September 21, 2001, in consideration of an aggregate exercise price of $2,000 (at $.40 per share), Wasatch issued 5,000 shares to a warrant holder who had exercised 2,500 Class A warrants and 2,500 Class B warrants. These warrants had been registered under the Securities Act of 1933 in a registration which became effective April 12, 2001

STOCK OPTIONS

         A one year consulting agreement with a consultant, the Company agreed to grant options for the purchase 4,100,000 shares of common stock at approximately $.25 per share. As of September 30, 2001, $513,100 had been received upon the exercise of 43,650 post-split shares, with 38,350 post-split options remaining unexercised. The Company reviewed the value of services performed and to be performed on the consulting agreement and determined that, based on the consultant's ordinary and customary charges, the value of these services is $100,000. Considering the the impact of the services performed by the consultant, the company concluded that the estimated value of his services was equal to the value of the option package granted. Consequently, the Company agreed to waive the option price on the 38,350 post split shares and recorded compensation on the books of the company at $100,000 of expense for the consulting services performed and to be performed.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

ITEM 5.  OTHER INFORMATION

         On January 8, 2001, Wasatch filed an SB-2 registration statement to register 11,426,297 Class A shareholder warrants exercisable at $.50 per share and 11,426,297 Class B shareholder warrants exercisable at $2.00 per share; and 22,852,594 shares of common stock issuable upon the exercise of the warrants. These warrants were issued and are currently being issued to the shareholder of record February 23, 2001 who owned shares that had been issued prior to June 22, 2000. Each shareholder received, or will receive one Class A warrant and one Class B warrant for each two shares of common stock that the shareholder owned on the record date. The registration of these warrants and the underlying shares became effective April 12, 2001. The registration included 75,000 shares previously issued to Aspen Capital as part of the final settlement agreement dated January 16, 2001.

         After the April 12, 2001 effective date on the registration, the Company issued warrant certificates for 4,918,199 Class A and 4,918,199 Class B warrants directly to our shareholders. Wasatch attempted to issue the remaining Class A warrants and Class B warrants to the shareholders holding their shares in "street name" by delivering the warrant certificates to Depository Trust Company (DTC) for distribution to the shareholders. DTC, subsequently, determined that, they could not distinguish between shares issued prior to June 22, 2000 and shares of common stock subsequently issued. DTC returned all of the warrant certificates.

         Wasatch is currently attempting to identify shareholders entitled to receive the remaining unissued Class A and Class B warrants. On February 23, 2001, Wasatch sent out notices to brokers and dealers holding the shares on behalf of shareholders holding the shares in street name derived from the Security Positions Listing from DTC, as of February 23, 2002. Wasatch sent out additional notices directly to the beneficial owners that have been identified. In the notice, Wasatch requested that each shareholder sign an affidavit of ownership and submit, as proof of ownership, a copy of their brokerage statement indiciating the number of shares of Wasatch common stock, they owned in the month of February, 2001. As "proof of ownership" is determined, Wasatch will issue the remaining warrants.

         As of September 30, 2001, 6,252,098 of the Class A warrants and 6,263,098 of the Class B warrants remained unissued.

         On July 6, 2001, Wasatch filed an SB-2 registration statement to register 2,134,989 Class A warrants exercisable at $.50 per share and 2,134,989 Class B warrants exercisable at $2.00 per share. Wasatch decided to register the additional warrants if we can not accurately identify the remaining shareholders entitled to receive the warrants. To avoid conflict with shareholders, Wasatch may issue warrants to all of the shareholders holding their shares in street name as of February 23, 2001.

         The SB-2 registration includes 1,000,000 shares of common stock issuable to Mr. Gary Heesch, CEO and 1,000,000 shares of common stock issuable to Mr. David Giles, CFO pursuant to two separate contracts with identical terms executed with Mr. Heesch and Mr. Giles. Pursuant to the terms of the contracts, both Mr. Heesch and Mr. Giles may purchase up to 500,000 shares of common stock at $.50 per share and an additional 500,000 shares at $2.00 per share. As consideration for the issuance of the option to purchase the shares of common stock described in the agreement, Mr. Heesch transferred 743,424 Class A warrants and 743,424 Class B warrants to third parties that provided services to Wasatch. Mr. Giles transferred 641,441 Class A warrants and 641,441 Class B warrants to similar third parties. The warrants and shares of common stock issuable upon their exercise were included in the registration that became effective on April 12, 2001. The SEC has not declared this registration effective, and Wasatch is currently preparing amendments to the registration statement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Exhibit Number:

            None

      (b) Reports on Form 8-K  - Filed September 20, 2001

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.

Dated: November 19, 2001


By: /s/ David K. Giles
   ----------------------------------
David K. Giles
Chief Financial Officer & Corporate Secretary

ATTACHMENT A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Date of Report: September 20, 2001


                          WASATCH PHARMACEUTICAL, INC.
             (Exact name of registrant as specified in its charter)

           UTAH                         0-22899                84-0854009
(State or other jurisdiction   (Commission File Number)   (IRS Employer ID No.)
     of incorporation)

                310 East 4500 South, Suite 450, Murray, UT 84107
                     Address of principal executive office)


       Registrant's telephone number, including area code: (801) 266-4668

                    714 East 7200 South, Midvale, Utah 84047
          Former name or former address, if changed since last report)

ITEM 5. Other Events

Summary

     On September 11, 2001, pursuant to a resolution of the Board of Directors, Wasatch Pharmaceutical announced a 50 to 1 reverse split of its common stock. The reverse split became effective September 11, 2001. The reverse stock split reduces the number of issued and outstanding shares of Wasatch's common stock from 35,379,834 to 707,597 shares of common stock.

     At the same time that the Board resolved to reverse split Wasatch's common stock, the Board specifically resolved that the 22,852,594 shares of common stock issuable upon the exercise of the class A and class B warrants were not reduced. Upon the exercise of all of the class A and class B warrants Wasatch will, therefore, issue 22,852,594 shares of common stock. The Board of Directors further resolved that the number of Wasatch's common shares authorized remains 100,000,000 shares of common stock, at $.001 par value per share.

     The Board of Directors also resolved that all fractional shares, created by the reverse split, will be rounded up to the nearest whole share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                              WASATCH PHARMACEUTICAL, INC.


Date:   September 20, 2001                     /s/  David K. Giles
                                             ---------------------------------
                                             David K. Giles, Secretary

Gary V. Heesch, CEO
Wasatch Pharmaceutical, Inc.
801) 272-1709


FOR IMMEDIATE RELEASE:  September 11, 2001

WASATCH PHARMACEUTICAL, INC. ANNOUNCES
A 50 TO 1 REVERSE STOCK SPLIT AND NEW TRADING SYMBOL "WSCH"


MURRAY, Utah -- (September 11, 2001) - (OTC BB: WSPH) - Wasatch Pharmaceutical, Inc. CEO Gary Heesch announced a 50 to 1 reverse split on all existing shares effective today. Excluded from the reverse are all outstanding warrants which may be converted to free trading shares under the terms of a registration as furnished to each warrant holder.

Why the reverse split? Mr. Heesch stated, "The reverse split was necessary to insure the longevity of eighteen years of research and development,

     -    to develop future compensation for our shareholders,

     -    to  correct  our   gullibility  in   contracting   for  services  with
          consultants who did not perform,

     -    to make Wasatch more attractive to future investors,

     - to meet the demands of a management team that will insure the future success of Wasatch, and

     - to prepare Wasatch for eligibility for listing on NASDAQ in the coming year."

How will Wasatch achieve these goals? According to Mr. Heesch, "Over the last year we have sent clear signals to our shareholders and the public at large that we were making dramatic strides in reaching our goals to become a leader in the marketing of our skin care products throughout the world."

"In spite of information to the contrary, we have succeeded beyond our wildest dreams in the past year and the coming year will only be more exciting. These achievements have been outlined in numerous press releases with the hope that our shareholders would feel secure in their investment."

"The press releases have provided our shareholders with information concerning a management team with impeccable records of success as Vice Presidents with Oracle, Warner Lambert and Director of Sales and Marketing with Bausch and Lomb."

"We have released information concerning:

     -    our move to new corporate offices,

     - the relocation of our medical clinic to a beautiful new facility that serves as our prototype for new clinics throughout the United States,

     - the establishment of a state of the art Distribution Center that is filled with inventory and ready to ship products throughout the world."

"There have been press releases explaining a new usage patent consisting of five claims for skin disorders that are in addition to our current products for some of the more serious skin diseases known throughout the world. To insure the success of all products, our marketing team has contracts in place and alliances that have been announced and others that will be made known in the coming days."

"In preparation for restructuring, and our determination to be listed as a NASDAQ company, we have taken steps to be listed on the Berlin Exchange and the Frankfurt Exchange in Germany where Wasatch will be exposed to Germany, Austria and other European countries."

"To compliment our exposure as a public company in Germany, we have also taken steps to have Wasatch stock made available to selected Chinese markets through a Canadian relationship that will translate information on Wasatch into Chinese so they may become a strategic partner in our success."

"We know there are those who do not like reverses in stock, but would like it less if we did not survive and meet our responsibilities to every shareholder. We cannot foresee any circumstances that would ever require us to do a reverse in the future. To the contrary, we do foresee a time, with a little luck and a lot of hard work, where there will be forward splits in the stock."

For additional information about Wasatch Pharmaceutical, please review our websites: www.wasatchpharm.com and www.restoremyskin.com.

There may be forward-looking statements in this release. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, continued acceptance of the Company's products, increased levels of competition, new products introduced by competitors, changes in the rates of subscriber acquisition and retention, and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.


                                       ###