Form 10KSB
period 2001-12-31
WASATCH PHARMACEUTICAL INC
filed 2002-04-26
CIK 37848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB
(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to __________

                         Commission File Number 0-22899

                          WASATCH PHARMACEUTICAL, INC.
                 ----------------------------------------------
               (Exact name of registrant as specified in charter)

          Utah                                              84-0854009
------------------------------                     --------------------------
State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
incorporation or organization

                     310 East 4500 South, Murray, Utah 84107
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code (801) 266-4668

         Securities registered pursuant to section 12(b) of the Act:

                                      None
                              -------------------
                                (Title of class)

         Securities registered pursuant to section 12(g) of the Act:

      Title of each class             Name of each exchange on which registered
  ----------------------------        -----------------------------------------
  Common Stock Par Value .001                               N/A


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (1)Yes [X] No [ ] (2)Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $52,959

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

         At March 22, 2002 the aggregate market value of the voting stock held by non-affiliates was $22,924 (based on 4,093,600 shares held by non-affiliates multiplied by a average of the bid and ask price of $.0056 per share).

         As of April 12, 2002, the Registrant had 733,451,105 shares of common stock issued and outstanding.


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

                                      NONE

                                TABLE OF CONTENTS


                                     PART I
                                                                           Page
ITEM 1.  DESCRIPTION OF BUSINESS.............................................4

ITEM 2.  DESCRIPTION OF PROPERTY.............................................8

ITEM 3.  LEGAL PROCEEDINGS...................................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................8

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........11

ITEM 7.  FINANCIAL STATEMENTS...............................................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................19

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......20

ITEM 10. EXECUTIVE COMPENSATION.............................................21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...................................................23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................24


                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.............27

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

         This form 10KSB for fiscal year ended December 31, 2001 is being filed on April 26, 2002, and should be read in conjunction with Wasatch's periodic reports, including the Form 10KSB for December 31, 2000 and December 31, 1999.

History and Organization

         Wasatch Pharmaceutical was organized on March 25, 1980, as a Utah corporation under the name, Ceron Oil Company. On February 6, 1981 Ceron Oil Company merged with Folio One Productions, Limited. Folio was a Delaware corporation. Pursuant to the merger, the corporation's name changed to Ceron Resources Corporation.

         Until 1995, Ceron's only business operation was in the oil and gas industry. In 1985, the two oil and gas wells, that Ceron had interest in, were plugged and abandoned. From 1985 to 1995, Ceron conducted very limited business.

         On December 29, 1995, Ceron acquired all of the issued and outstanding shares of Medisys Research Group, Inc., a Utah corporation, in exchange for shares of Ceron's common stock. On January 16, 1996, Ceron merged with Wasatch Pharmaceutical, Inc., a Utah Corporation and the corporate name was changed to Wasatch Pharmaceutical Inc. With the merger, the corporation changed its domicile to Utah, and the par value of its common stock changed to $0.001 per share.

History of Wasatch's Dermatology Operations

         Medisys conducted research and development of treatments for acne, eczema, psoriasis, contact dermatitis , seborrhea, and skin disorders. Medisys' research continued the dermatological research began by Gary Heesch (Wasatch's current CEO) in the 1980s. This research focused on developing the "Skin Fresh Methodology" for the treatment of a variety of skin disorders.

         The treatment developed by this research is intended to replace the use of ingested prescription medications for the treatment of specific skin disorders, with a cleansing regimen utilizing cleansers, astringents, lotions and the topical application of FDA approved antibiotics. Clinic studies using this treatment were conducted from 1983 to 1985. The results of these clinical studies were favorable.

         In 1989, the shareholders of Dermacare Pharmaceutical, Inc., including Gary Heesch, assigned their rights to the treatments developed to Medisys in exchange for a five percent (5%) royalty from the sale of products used in the treatments. Medisys developed several products for use during treatments including skin cleansers, astringents, and lotions. Wasatch markets and sells the products. An independent laboratory, approved by the FDA, manufactures the products for Wasatch.

         Through Wasatch's clinical studies and test marketing, Wasatch's management believes that the treatment regimen is most successful when administered in a clinic. For this reason, Wasatch operates its wholly owned subsidiary, American Institute of Skin Care, Inc. ("AISC"). AISC operates two clinics to treat patients, to train its medical staff and support personnel, and to develop administrative procedures. The clinics are located in Salt Lake City and Provo, Utah. The clinic in Salt Lake opened in February 1994 and the clinic in Provo opened in November 1994. AISC intends to increase the number of clinics. AISC also interacts with patients and sells Wasatch's product's over the internet through AISC Online, Inc. AISC Online was incorporated in 2001. AISC intends to open new clinics, to continue to market its products and treat patients over the Internet and to develop a distribution network in the over-the-counter skin care market.

         Because the treatment approach to these common skin problems is mainly topical and does not rely on prescription drugs taken internally, medical assistants are used for most of the treatment follow-up after the initial screening and diagnosis by licensed physicians. Physician's follow-up is involved only when it is medically necessary. Wasatch's treatment programs for common skin disorders are at a substantially lower cost than traditional treatments programs because they use the topical methodology and minimize the involvement of dermatologists. In addition, the Wasatch treatment program does not rely on the expensive prescription drugs that are taken internally, many of which have warnings of potentially serious side effects. The majority of patients skin disorders are effectively cleared in 3 months. Combining the success rates experienced in the clinics, with the near zero or minimal side effects of the topical approach and the cost savings over traditional treatment programs, the Wasatch methodology should provide a distinct advantage in the skin treatment market place that is very sensitive to high cost treatment programs, with potentially dangerous side effects that often don't provide the long term solutions.

         Currently, Wasatch's research and development has been constrained by its limited financial resources. As funds become available, Wasatch intends to conduct additional research in dermatology and related medical disciplines. The market in the United States for those suffering from common skin disorders is substantial, which Wasatch believes accounts for over 70% of the patients that seek medical treatment from dermatologists. In addition, management believes there is a potential for a larger market with the development of its skin rejuvenation treatment program that can be administered through the skin care clinics and service centers. Wasatch believes the key to successful Internet and clinic operations is to introduce the Skin Fresh Technology into the market place with an aggressive advertising campaign that targets consumers, physicians, a physician referral program, working closely with HMO's and strategic alliances with insurance companies as a contract provider and beginning to develop an over-the-counter distribution network.

Market Position and Competition

         Wasatch "Skin Fresh" technology is used to treat acne, eczema, contact dermatitis and other common skin disorders. Approximately 10% of those that suffer from acne seek medical treatment, while the majority use over-the-counter medications or simply live with the problem. With other common skin disorders, a much higher percentage seeks medical attention, usually from a dermatologist. The "Skin Fresh" technology is currently available through Wasatch's two Utah clinics because it requires a doctor to diagnose the skin disorder and to prescribe a topical antibiotic that is part of the treatment regimen. In the clinics, the patients learn the treatment regimen and are monitored in frequent follow up visits to insure strict compliance. Management believes that a high success rate results when the patient follows the treatment regimen very closely.

         In 2001, Wasatch introduced its "Skin Fresh" technology and some of its products into the internet market place through a newly established online store. Although this introduction is still in the infant stage, it has potential for worldwide distribution.

         Wasatch has also developed brand named packaging for five additional products, three of which are now available for purchase through the Internet at Wasatch's online store www.restoremyskin.com. This store is where patients and customers can purchase a three months supply of AISC's skin treatment kits, such as X-ACNE, for the treatment of the various acne conditions, FOLI-X, for the treatment for Folliculitis, and RESTORE, for skin rejuvenation.

         These treatment kits contain over-the-counter products, but when purchased in the three month kit format they include an antibiotic prescription that will be authorized by the patient's physician or through a treatment protocol established by an attending AISC's physician. If called upon, AISC has a licensed pharmacy affiliation to meet the patient's needs. To complete the treatment process, the online kit contains a training video, which explains the use of the products in a recommended treatment regimen. AISC's online store competes with the many online treatment processes that offer skin care products, but has the distinction of being a licensed medical process based on a cleansing regimen and includes a topical antibiotic treatment protocol.

         Wasatch's main competitors are primary care physicians who treat common skin disorders and dermatologists who have existing practices and receive referrals from various primary care physicians. Since Wasatch's technology represents an alternative treatment, the medical community and the public at large must be educated about the benefits of the "Skin Fresh" technology. Until this technology becomes more medically accepted and the benefits of providing a safer and more cost effective method of treating these skin disorders become more widely understood, Wasatch must compete with the reputations, technical expertise and large financial resources of the medical community.

         Wasatch is developing an Internet marketing program and a strategy to introduce over-the-counter products through retail cosmetic outlets. The competition in these areas will come from large pharmaceutical companies with large and sophisticated distribution channels and fully developed marketing strategies.

Patents, Trademarks and Copyrights

         Wasatch's brochures that describe the treatment regimen have been copyrighted. Wasatch has filed for various "use" patents on its treatment methodology. Wasatch has prepared and filed U.S. trademarks applications for certain of its trademarks including SILHOUETTE OF A FACE, WASATCH PHARMACEUTICAL, AMERICAN INSTITUTE OF SKIN CARE, X-ACNE, FOLI-X, and RESTORE. The formulas for the products are maintained as trade secrets with the appropriate internal controls and security.

Government Regulations

         Because a physician is involved, the clinic operations are subject to local, state and federal laws concerning medical practices. The FDA regulates the prescription drugs used in the treatment protocol, and all of the prescription drugs currently used are FDA approved. In 2000, Wasatch made application to the FDA for approval of five over-the-counter products. Due to a lack of resources, the application was withdrawn in the latter part of the second quarter of fiscal 2001. As funds become available for distribution and marketing, Wasatch plans to pursue the applications for over-the-counter products.

Research and Development

         The treatment regimen and products have been developed over the past eighteen years with limited capital resources. As funds become available, Wasatch intends to aggressively develop additional complimentary products that can be distributed through the clinics, the Internet and through retail distribution channels.

Employees

         Wasatch and its subsidiaries have ten full time employees, two full time consultants, who also serve as officers and several part time consultants. Wasatch's management believes its relations with employees and consultants to be good.

                         ITEM 2. DESCRIPTION OF PROPERTY

Dermatology and Administrative Operations

         Wasatch has an administrative office and clinical office located at 310 East 4500 South, Murray Utah. The combined office space is approximately 5,000 square feet. Wasatch also has a clinical office at 777 North 500 West #206, Provo, Utah. The office space in Provo is approximately 1,000 square feet. Wasatch has an office and warehouse at 4995 South 300 West, Murray, Utah. The office and warehouse is 6,000 square feet.

         The offices located at 310 East 4500 South, Murray Utah are rented under a five-year lease that commenced November 2000. The rent on the administrative office and clinic office is $7,824 per month. The clinic in Provo is rented, without a lease on a month-to-month basis. The rent is $725 per month. The office and warehouse is rented under a five-year lease that commenced December 2000. The rent is $2,500 per month.

         Wasatch's aggregate annual rental expense for the year ending December 31, 2000 was $49,000 and for the year ending December 31, 2001 was $139,993. The estimated future contractual rent payments are shown below:


                       Date                               Amount
                       ----                             ---------
                       2002                             $ 120,978
                       2003                               124,082
                       2004                               127,244
                       2005                               119,459
                                                        ---------
                       Total                            $ 491,763
                                                        =========

                            ITEM 3. LEGAL PROCEEDINGS

         Michael E. Heitz, plaintiff v. Wasatch Pharmaceutical, Inc., a Utah Corporation, Commonwealth of Kentucky, Fayette Circuit Court, Civil Branch, 7th Division, Case No. 01-CI-4107; filed October 31, 2001.

         On October 31, 2001, the Plaintiff, Michael Heitz, filed a complaint against Wasatch in the Commonwealth of Kentucky, Fayette Circuit Court, Civil Branch, 7th Division. According to the complaint, Mr. Heitz seeks damages for breach of contract in the amount of Two Hundred and Thirty-two Thousand, Eight Hundred and Seventy-five dollars ($232,875.00), plus prejudgment interest at the contract default rate of 12%, beginning October 24, 2001, and post judgment interest at the rate of 12% per annum from the date of the judgment until paid. In addition, Mr. Heitz is seeking recovery of his attorneys' fees expended pursuant to the terms of the promissory note and his costs incurred in this action.

         The Kentucky Secretary of State served Wasatch with Mr. Heitz's complaint by certified mail on November 14, 2001. Wasatch's twenty days to answer the complaint expired December 4, 2001. Mr. Heitz's attorney filed a Motion for Default Judgment on December 10, 2001. Mr. Heitz's attorney, by Affidavit of Costs, stated that it incurred Two Hundred and Sixty-two dollars ($262.00) for filing fee and service costs, and stated that the attorney's fees incurred by Mr. Heitz were Two Thousand, Five Hundred and Twenty dollars ($2,520.00). A default judgment order was entered against Wasatch on December 11, 2001 for $235,657.

Background

         On September 12, 2001, Wasatch executed a promissory note and security agreement with 011 44 Limited. The promissory note arose from a Share Purchase Agreement executed by Wasatch with Thomson Kernaghan & Co. Limited on April 23, 2001. Under the terms of the Share Purchase Agreement, Thomson Kernaghan gave funds to Wasatch to purchase 10,378 shares of Wasatch stock from its two principal officers and to provide a down payment for the purchase of forty thousand (40,000) additional shares of Wasatch stock. A dispute arose in completing the terms of the Share Purchase Agreement, and in order to resolve the dispute, Wasatch agreed to repay the funds advanced pursuant to the promissory note executed on September 12, 2001.

         In the promissory note, Wasatch agreed to pay to the order of 01144 Ltd., and agent for Thomson Kernaghan, the sum of Two Hundred and Twenty-Five Thousand dollars ($225,000.00) with interest thereon at the rate of seven percent (7%) per annum, with all principal and accrued interest due and payable on October 23, 2001. If the note was not paid on October 23, 2001, and remained unpaid for a period of five days after that date, Wasatch agreed to pay 01144 Ltd. a late charge of 12% per annum on the entire unpaid amount from October 23, 2001, until the principal was paid. The security agreement provided 01144 security interest in Wasatch's assets, including cash, machinery and equipment, inventory, property, and general intangibles, excluding patents. The creditor, 01144, holds 50,378 shares of Wasatch's common stock as additional collateral. On October 16, 2001, 01144 Ltd assigned and transferred its rights to the promissory note and security agreement to Michael E. Heitz.

Update

         On February 4, 2002, a Judgment was entered in the Third Judicial District Court in and for Salt Lake County, State of Utah. On March 8, 2002, the district court in Utah approved a Motion and Order for Supplemental Proceedings for April 2, 2002. A continuance was granted until April 18, 2002. On March 8, 2002, a Writ of Execution was filed in the same court. On March 12, 2002, a Praecipe was filed in the same court. On April 15, 2002, a Notice of Sheriff's Sale was delivered to Wasatch by the Salt Lake County Sheriff's office for sale of Personal Property on May 1, 2002.

         In response to this action, Wasatch has retained counsel in Kentucky and plans to have its attorney file a motion to set aside the judgment based on a jurisdictional conflict. Based on that action, Wasatch will file a motion to cancel the Sheriff's sale order. At this point, there can be no assurance of the outcome.

         Capital Assets Financial Services, plaintiff, v. Wasatch
Pharmaceutical, Inc., Third District Court in and for Salt Lake Count, State of Utah, Civil No. 000909556; filed November 27, 2000.

         On November 27, 2000, Capital Assets Financial Services filed a complaint against Wasatch in the Third Judicial District Court in and for Salt Lake County, State of Utah. According to the complaint, Capital Assets is seeking damages for breach of contract in the amount of Four Hundred Two Thousand, Five Hundred and Twelve dollars ($402,512.76) plus prejudgment interest and post judgment interest. In addition, Capital Assets is seeking to recover attorneys' fees, expenses and costs that it incurs in this action. On December 18, 2000, Wasatch filed its answer to Capital Assets' complaint, wherein Wasatch set forth its defenses.

         In its complaint, Capital Assets claims that Wasatch, through its former President, executed a promissory note in the original principal of Five Hundred Ten Thousand dollars ($510,000.00), and that Wasatch agreed that it was jointly and severally liable for the full amount of the debt obligation. Capital Assets further alleges that the former President defaulted on the payments under the Promissory Note, and that Wasatch failed to make the payments.

         The former officer, during the less than one year period he was President of Wasatch, received a personal mortgage loan from Capital Assets in the original principal amount of Five Hundred Ten Thousand dollars ($510,000.00). The former officer fraudulently, without authorization, attempted to obligate Wasatch to repay the loan. The loan was secured by the former officer's personal real property. After the former officer defaulted on the loan, Capital Assets foreclosed on his real property. Capital Assets, then, filed a claim demanding that Wasatch repay the difference between the amount that Capital Asset received from the foreclosure sale amount of the real property and the amount of the remaining unpaid principal and accrued interest on the loan. The lawsuit is currently pending in the Utah State court. The Company believes that it has a meritorious defense to this action and intend to prosecute our defenses vigorously, but there can be no assurances as to the outcome.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of shareholders of Wasatch during the fiscal year ended December 31, 2001.

                                    PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, for the respective periods indicated, the prices for Wasatch's common stock in the over-the-counter market as reported by the NASD's OTC Electronic Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The bid and ask prices in the following table has been adjusted for the 1:2 reverse split which occurred June 22, 2000 and the 1:50 reverse split which occurred on September 11, 2001.

         At April 9, 2002, Wasatch's Common Stock was quoted on the OTC Electronic Bulletin Board at a bid and asked price of $.0056 and $.006, respectively.
                                               High Bid      Low Bid

Fiscal Year Ending December 31, 1999
  First Quarter                                $ 32.00       $11.00
  Second Quarter                               $206.00       $32.00
  Third Quarter                                $145.00       $43.75
  Fourth Quarter                               $ 81.20       $51.00

Fiscal Year Ending December 31, 2000
  First Quarter                                $187.50       $55.00
  Second Quarter                               $106.20       $53.00
  Third Quarter                                $ 48.40       $12.50
  Fourth Quarter                               $ 24.00       $ 9.50

Fiscal Year Ending December 31, 2001
  First Quarter                                $ 24.50       $11.00
  Second Quarter                               $ 13.00       $ 2.30
  Third Quarter                                $  5.50       $ 2.30
  Fourth Quarter                               $   .76       $  .08

         Since its inception, Wasatch has not paid any dividends on its Common Stock, and Wasatch does not anticipate that it will pay dividends in the foreseeable future. At April 12, 2002 Wasatch had approximately 1,812 shareholders of record based on information provided by Wasatch's transfer agent.

Changes in Securities

         The following changes in unregistered securities occurred in the 4th quarter of 2001. Changes in unregistered securities for the first three quarters of 2001 were recorded in the appropriate 10Qs for those periods.

         Unless otherwise noted, the following transactions were all classified as the sale or transfer of unregistered securities issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. All such sales or transfers were without direct or indirect general solicitation or advertising. In addition, to the best of Wasatch's knowledge, the share recipient was sophisticated in financial investments and received a variety of financial and other information from and about Wasatch and had access to Wasatch's reports filed with the Securities and Exchange Commission.

         On October 17, 2001, Wasatch issued 5,000 shares of its common stock to a consultant, as compensation for his services under a Joint Marketing Agreement, dated September 14, 2001. Pursuant to the Joint Marketing Agreement, Wasatch and the consultant agreed that the services were valued at $500.00.

         On June 19, 2001, Wasatch issued 240,000 shares of its common stock as collateral for a loan from Collier Management & Development, Inc. in the amount $300,000. The interest on the loan is twenty-four percent (24%) per annum. The payment of the principal and accrued interest was due on September 18, 2001. The principal and accrued interest remained unpaid as of the due date. During the 4th quarter of 2001, Wasatch issued an additional 5,000,000 shares of its common stock to Collier Management & Development, Inc. as additional collateral for the loan, because the market price for Wasatch's common stock declined during the fourth quarter.

         On November 8, 2001, Wasatch issued Mr. Gary V. Heesch, CEO 4,400,000 shares of common stock for past services.

         On November 8, 2001, Wasatch issued Mr. David K. Giles, CFO 4,400,000 shares of common stock for past services.

         On November 16, 2001, on behalf of Wasatch, Mr. Heesch and Mr. Giles borrowed $88,000 from Suburban Capital and transferred 8,800,000 shares of Wasatch's common stock to Suburban Capital as collateral for the loan. Wasatch received the net proceeds of the loan and agreed to repay the loan amount plus interest which became due December 10, 2001. A notice of default was received by Wasatch on January 2, 2002. On January 7, 2002, Suburban Capital foreclosed on the 8,800,000 shares of Wasatch's common stock, it held as collateral.

         On December 17, 2001, Wasatch issued 160,000 shares of common stock to Gary Heesch which was transferred to North Coast Investments as final repayment of an outstanding loan in the amount of $15,732.

         On December 31, 2001, Wasatch issued a total of 50,000 shares to Mr. Gary V. Heesch, CEO in exchange for Mr. Heesch providing collateral for loans received by Wasatch.

         On December 31, 2001, Wasatch issued a total of 50,000 shares to Mr. David Giles, CFO in exchange for Mr. Giles's providing collateral for loans received by Wasatch.

Issuance of Stock By Management Team

         On November 17, 2001, the board of directors authorized the issuance of stock options giving the members of Wasatch's board of directors, management and consultants the option to purchase up to an aggregate of 10,600,000 shares of Wasatch's common stock at an exercise price of $0.10 per share. Stock options to purchase 4,633,332 were actually granted. Upon receiving executed promissory notes from the recipients of the options in consideration of the exercise price, Wasatch issued 4,633,332 shares of its common stock to various members of the board of directors, management and to consultants. On March 14, 2002, with the approval of each person receiving the options and common stock, Wasatch and the recipients cancelled the remaining options and the 4,633,332, shares of common stock issued upon the exercise of some of the options, and the promissory notes Wasatch received as consideration in exchange for the exercise of the options.

         The options and common shares issued to the Wasatch's board of directors, management and consultants, pursuant to the board's action on November 17, 2001, were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

         At December 31, 2001, the continuing operations of Wasatch consisted of capital fund raising, research and development and nominal operations resulting in minor treatment revenue in the clinics and sales in the online Internet store.

         Due to the lack of advertising and marketing, the two clinics are operating at approximately 5% to 10% of capacity. An important strategy in the clinic's marketing program is to develop contract relationships with insurance companies that highlight the cost savings of Wasatch's treatment program. An initial step will be to participate in a controlled study with a pilot insurance company to identify these cost savings.

         Since January 1994, Wasatch's primary source of operating revenue has been the prototype clinics; revenues since inception have been small ($762,600) because of limited resources for market development. Wasatch's best revenue period was $225,000 for the twelve months of 1995. Management estimates that the average patient revenue is $600 with 40% of the charges attributable to doctor's fees. The clinics are experiencing minimal revenues because of a lack of media exposure and Wasatch's overall revenue increase is attributable to the 2001 revenue ($24,100) from the first full year of operations for the on line store.

         The main management activity of Wasatch has been devoted to attempting to raise the capital funds necessary to establish medical skin care service throughout the United States. In the short term, Wasatch's plan is to raise sufficient capital to establish its Internet presence and begin its marketing program to increase revenue in the existing clinics to a position of sustained profitability. Once there are five clinics and a network of Internet physicians operating at a profitable level, Wasatch would pursue a public offering to raise sufficient capital to set up clinics all over the United States and Europe.

         At December 31, 2001, Wasatch has a cumulative operating loss of $10,885,200 since its inception. The loss is attributable to product research and development, the cost of starting up and operating the prototype clinics, the losses from its former oil and gas operations and, primarily, the costs involved in raising capital funds.

         During the two years ending December 31, 2001, Wasatch has been acquiring operating assets in anticipation of launching a significant new marketing and business development effort. These acquisitions include:

         The following increase in inventory infrastructure

                                              December 31,
                                          2001           2000
                                       ---------       --------
         Treatment bottles             $   -0-         $150,000
         Treatment medicine               32,000              -
         Product shipping supplies        40,000              -
                                       ---------       --------
         Increases by year             $  72,000       $150,000
                                       =========       ========

         The acquisition of operating assets and facilities during the two years:

         Operating assets                   $180,000
         Leasehold improvements               64,500
                                            --------
         Total added                        $245,500
                                            ========

There have also been substantial expenditures ($75,000) for patent and trademark applications and product development.

LIQUIDITY AND CAPITAL RESOURCES

         Because Wasatch is in the development stage, it has limited working capital and limited internal financial resources. At December 31, 2001, Wasatch had a working capital deficit of $5,564,200 that has not allowed the Company to borrow funds through conventional lending institutions. The report of Wasatch's independent auditor contains a going concern modification as to the ability of Wasatch to continue to operate.

         Wasatch is currently operating at a cash loss of approximately $138,400 per month with approximately 32% of the loss attributed to the clinic operations. The cash loss is up 42% from 2000 as Wasatch continues to add personnel in anticipation of commencing operations. Wasatch expects operating expenses to continue at approximately the same rate until funding is received. Once adequate funding is obtained, advertising and marketing expenses will increase as Wasatch launches its e-commerce and marketing programs. Wasatch has not been able to secure funding from commercial lenders and has had to rely on cash flow from its clinic operations, creditor loans and short-term capital investments from individuals to meet its on-going operating obligations.

         In 1997 and 1998, Wasatch disposed of the operating assets associated with an oil and gas venture and certain other businesses. The financial impact of these management decisions was to reduce shareholders equity approximately $4,000,000.

         In the fiscal year ended December 31, 2001 Wasatch's operating expenses have continued to exceed operating revenues. This has resulted in a cumulative deficit since inception that has been funded by open account creditor debt ($1,025,000), deferred executive compensation arrangements ($1,210,500), shareholder and other loans ($2,674,500 in principal and $1,002,800 in interest), shareholders' cash investment ($2,901,200) and common shares exchanged for property and services ($2,664,000). Although Wasatch has continued to operate with the above sources of funds, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

         During fiscal years 2001 and 2000, Wasatch's activities were financed with cash from new borrowings $1,277,100 and $521,400, respectively, net of repayments $686,300 and $166,900, and the sale of Common Stock $1,191,700 and $1,054,200, respectively. Those monies were used to fund the operations of Wasatch and to fund several unsuccessful attempts to generate a significant infusion of capital.

         Wasatch's financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as a development stage company it has not established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Wasatch continues to seek long-term funding through private and public stock offerings. Management believes that sufficient funding will be raised to meet operating needs during the remainder of its development stage.

         Following is a recapitulation of some special financing vehicles used to finance Wasatch's operations:

         Professional Services - Professional services ranging from accounting to general business consulting are a major cost for Wasatch in order to maintain its status as a publicly traded bulletin board stock and to development commencement strategies. Those costs were $513,300 and $503,100 during the years ended in 2001 and 2000, respectively.

         Unsuccessful Joint Venture to Raise Long-term Capital - During 1998, Wasatch entered into a joint venture arrangement to raise long-term capital from a foreign lender. Under the terms of the proposed loan, the lender required a $10 million good faith deposit. The good faith deposit was to be provided by a third party for a fee of $700,000. Wasatch obtained the funds for its share of the fee ($500,000) through the sale of common stock ($100,000), a loan from the joint venture partner ($100,000) and a loan from another third party ($300,000). Wasatch's fee loan of $300,000 was subsequently defaulted but eventually paid in 1999 with a combination of cash and 23,000 shares of common stock.

         In 1998, after several unsuccessful attempts to complete and close the loan, Wasatch demanded the return of the escrowed loan fee because the agent for the collateral funds had been unable to perform. The agent refused to return the funds claiming they had performed in accordance with the contract.

         Although management believes it has a solid case and legal counsel is optimistic about successfully recouping the escrowed funds, there is a major uncertainty due to Wasatch's lack of resources to aggressively pursue timely legal remedies. In light of the uncertainties, management concluded to charge-off the $500,000 in fees advanced.

RESULTS OF OPERATIONS

         Revenues

         During the current phase of Wasatch's operations, revenues have been limited because funds have not been available to allow Wasatch to launch a major advertising and public relations campaign to promote current products and treatment services.

         Revenues from clinic operations consist of fees charged for the services of the physician and trained medical assistants and the sale of products through the clinics and Wasatch's online store. During the fiscal year ending December 31, 2001, revenues from clinic operations was $28,800, a slight decrease from revenues of $29,800 for the fiscal year ending December 31, 2000. Revenues from the clinic operations should not significantly increase until sufficient funds are received that will allow Wasatch to launch its marketing program. During its initial year of operations, the online e-commerce store had sales totaling $24,100.

         Expenses

         In fiscal 2001 clinic operating expenses were $277,200 greater than for fiscal 2000. This increase was highlighted by increased clinic salaries and personnel costs of $89,000, increased rent for the new facility of $40,000, increased advertising associated with yellow pages subscriptions of $6,000, increased web page and electronic media commercials of $14,500, increased marketing costs associated with the production of treatment videos of $45,500 and the development of a presentation to be used to familiarize doctors with Wasatch's products.

         Wasatch's general and administrative expenses increased $486,000 or 31% from fiscal 2000 to fiscal 2001 as shown by the following increases and decreases:

                                                                    Increases
                                                                    (Decreases)
                  Officers Compensation                             $107,500
                  Professional Services                               10,200
                  Employee compensation                               52,200
                  Investor Related Expenses                          164,000
                  Loan and other fees                                114,000
                  Bad Debts                                          (65,800)
                  Depreciation and Amortization                       42,100
                  Licensing Expense                                  (40,000)
                  Public Relations                                   (50,737)
                  Rent                                                50,300
                  Travel Expense                                      19,800
                  Telephone                                           12,300
                  Insurance                                            3,400
                  Postage, Printing & Delivery                        22,000
                  Payroll Tax Interest and Penalties                  23,300
                  Other                                               21,500

         The increases in Officers Compensation and Professional Services are attributable to a larger management group (i.e. new VPs of Marketing and Operations, Directors of Internet and Human Resources), use of more outsourced financial and technical services and a greater emphasis on corporate development and investor relations. Increases in Rent and Depreciation and Amortization are attributable to the first full year in Wasatch's expanded new facilities in Murray Utah. There was also a substantial increase in printing cost (approximately $38,000) associated with the administration and issuance of the compensatory warrants program.

         The overall increases reflect a change in the financial assessment of the value of Wasatch's common stock. In the years prior to fiscal 2000, management concluded that the intrinsic market value of Wasatch's common stock was near to impossible to ascertain because of volatility, the financial condition of Wasatch and the limited trading activity in the over-the-counter marketplace. Consequently, non-cash transactions were generally recorded at nominal amounts.

         Although most of these valuation barriers remain, management has concluded that a market price could be established that would meet the GAAP accounting criteria established for determining the value recorded for non-monetary transactions. Because of the increased public float and daily transaction volume there has been a certain stabilization of the inherent volatility in the market-place. Consequently, market values based on the average bid and ask price were utilized in recording shares issued and options granted for third party services and goods received. This new accounting convention increased recorded general and administrative expenses by $490,000 over what they would have been using nominal and fair value amounts recorded in the past. The adoption of pure market valuation methodology has contributed significantly to the increased operating loss for the year ended December 31, 2001.

Plan of Operations

         The results of operations during Wasatch's first eight years are not indicative of future operating results because the purpose of the prototype clinics was to establish operational procedures and maintain a necessary competency level.

         In past years, working capital has come from loans and investments by private individuals and increased general creditor debt. In order to continue operating the clinics, the online store and pay the staff of Wasatch, additional funding from these or comparable sources will be needed until revenues from professional fees and the sale of products increase to the point covering such costs of operations.

         In January 2001, Wasatch actively commenced its Internet marketing effort through AISC Online, Inc. at www.restoremyskin.com. This effort emphasizes an online store to sell the products and services sold through the clinics. These products are packaged according to the disease or skin conditions they treat. X-ACNE was developed to treat Acne and more difficult cases of Cystic Acne. FOLI-X was developed to treat a skin condition called Folliculitis. RESTORE was developed for skin rejuvenation.

         If Wasatch can obtain the necessary funding, it plans to open clinics in strategic metropolitan areas and to develop an e-commerce network of attending physicians to service patients in a worldwide environment. In addition, Wasatch will commence an advertising and marketing campaign to support the new network of treatment clinics and expand the Internet recognition and profile of its online store.

         Wasatch estimates that it will need approximately $10,000,000 to establish the additional clinics, deliver Internet services in a medically sound and efficacious manner and to launch the related marketing campaign for product and service identity. Wasatch will, for the time being, be dependent on raising long-term capital to fund the expansion of its clinical operations.

                          ITEM 7. FINANCIAL STATEMENTS

         The financial statements of Wasatch are set forth immediately following the signature page to this form 10KSB.


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE


                                    PART III

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 2001, the name, age, and position of each executive officer and director and the term of office of each director of Wasatch.

Director or Officer         Age     Position                   Since
-------------------         ---     -----------------------    -----------------
Gary V. Heesch              65      CEO & Director             December 29, 1995
David K. Giles              56      CFO & Secretary            December 29, 1995
Craig Heesch                63      Director                   December 29, 1995
Robert Arbon, M.D.          65      Director                   December 29, 1995
Robert Meador               48      VP Sales & Marketing       April 30, 2000
Michael S. Fleming          61      VP of Business Develop     February 1, 2001
R. Kent Heileson            58      VP Operations              May 1, 2000

Biographical Information

         Set forth below is certain biographical information for each of Wasatch's Officers and Directors:

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

         Michael S. Fleming, has been an officer since February 2001. He has held senior executive positions in medical products marketing, sales and general management. He has 29 years of experience with both large and start-up businesses, including Johnson & Johnson, American Cyanamid, Warner-Lambert, and Purdue Frederick companies. He was responsible for organizations with several hundred employees in sales, marketing, advertising and business planning departments. For the five years prior to joining Wasatch, he was an independent marketing consultant to various companies.

         R. Kent Heileson. Mr. Heileson has, for more than ten years, been in the asset management and consulting services business. Most recently he was the founder and principal for Valley Capital Corporation. Prior to that he was a co-founder of Security National Investment Corporation. For the five years prior to joining Wasatch, he was Vice President of Heilco, Inc., a management consulting firm and owned his own sales company.

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

         Each director of Wasatch serves for a term of one year and until his successor is elected at Wasatch's annual shareholders' meeting and is qualified, subject to removal by Wasatch's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Beneficial Owner Reporting Compliance with Section 16(a) of the Exchange Act

         Based on a review of the forms submitted to Wasatch, with respect to this fiscal year, as of the date of this annual report, Gary Heesch has not filed his Form 5, "Annual Statement of Change in Beneficial Ownership" for 2000 and 2001. Upon notice of this oversight, Mr. Heesch advised Wasatch that he will file all of the forms required by Section 16(a).

         Based on a review of the forms submitted to Wasatch, with respect to this fiscal year, as of the date of this annual report, David Giles has not filed his Form 5, "Annual Statement of Change in Beneficial Ownership" for 2000 and 2001. Upon notice of this oversight, Mr. Giles advised Wasatch that he will file all of the forms required by Section 16(a).

         Based on a review of the forms submitted to Wasatch, with respect to this fiscal year, as of the date of this annual report, Craig Heesch has not filed his Form 5, "Annual Statement of Change in Beneficial Ownership" for 2000 and 2001. Upon notice of this oversight, Mr. Heesch advised Wasatch that he will file all of the forms required by Section 16(a).

         Based on a review of the forms submitted to Wasatch, with respect to this fiscal year, as of the date of this annual report, Robert Arbon has not filed his Form 5, "Annual Statement of Change in Beneficial Ownership" for 2000 and 2001. Upon notice of this oversight, Mr. Arbon advised Wasatch that he will file all of the forms required by Section 16(a).

                         ITEM 10. EXECUTIVE COMPENSATION

          The following tables set forth certain summary information concerning the compensation paid or accrued for each of Wasatch's last three completed fiscal years to Wasatch's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of Wasatch's last completed fiscal year):

                                                SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                        Long Term Compensation
                                                              --------------------------------------------
                                     Annual Compensation                   Awards               Payouts
                               ---------------------------------------------------------------------------
           (a)            (b)     (c)       (d)        (e)        (f).                (g)         (h)         (I)(1)
          Name                                         Other
        Principal                                      Annual    Res.Sty                        LTIP        All Other
        Position          Year  Salary    Bonus($)      Comp.    Awards          Options/SARS   Payout    Compensation
---------------------------------------------------------------------------------------------------------------------------
Gary V. Heesch            2001    $0        $0         $46,908  $     0 (4)     1,250,000        $0       $108,092 (1)
President & CEO           2000     0         0          70,820   34,925 (2)       328,000         0         76,330 (1)
Wasatch Pharmaceutical,
Inc.                      1999     0         0          32,368        0                 0         0        118,132 (1)

David K. Giles            2001     0         0          75,465        0 (4)     1,250,000         0         79,847 (1)
Vice President &
Secretary                 2000     0         0          99,800   34,750 (3)       328,000         0         51,730 (1)
Wasatch Pharmaceutical,
Inc.                      1999     0         0               0        0                 -         0        150,500 (1)

Robert Meador             2001     0         0          55,754        0 (4)       333,333                  95,572 (1)
Vice President
Wasatch Pharmaceutical,
Inc.

Michael Fleming           2001     0         0          49,500        0 (4)       333,333                  88,000 (1)
Vice President
Wasatch Pharmaceutical,
Inc.

Kent Heileson             2001     0         0          64,000        0 (4)       333,333                  56,000 (1)
Vice President
Wasatch Pharmaceutical,
Inc.
-----------------------

(1) Represents amounts of (i) accrued pay (ii) reimbursement of payroll taxes and (iii) other costs paid to the officers for the benefit of Wasatch. These amounts will not be disbursed until adequate funds are available.

(2) Represents the value of options to purchase (I) 1,425,000 shares of common stock at $.002 per share and (ii) 250,000 shares of common stock at 4.017 and $.08 per share exercised in 2000

(3) Represents the value of options to purchase (I) 1,110,000 shares of common stock at $.002 per share,(ii) 250,000 shares of stock at $0.17 and at $0.001 per share exercised in 2000.

(4) Represents shares issued under a 2001 non-qualified stock option plan that Was granted at fair market value. With the approval of the participants, this plan and all exercised shares were cancelled in March 2002.

                                         Option/SAR Grants in Last Fiscal Year
                                                Individual Grants
-----------------------------------------------------------------------------------------------------------------------
          (a)                 (b)                       (c)                    (d)                    (e)
                           Number of
                           Securities
                           Underlying                                      Exercise or
                          Options/SARs    % Total Options/SARs Granted     Base Price              Expiration
         Name             Granted (#)     to Employees in Fiscal Year       ($/Sh)                   Date
-----------------------------------------------------------------------------------------------------------------------
Gary V. Heesch             1,250,000                 26.98%                  $0.10                 11/17/06
David K. Giles             1,250,000                 26.98%                  $0.10                 11/17/06
Robert Meador                333,333                  7.19%                  $0.10                 11/17/06
Michael Fleming              333,333                  7.19%                  $0.10                 11/17/06
Kent Heileson                333,333                  7.19%                  $0.10                 11/17/06

                   Aggregate Option/SAR Exercises in Last Fiscal Year and FY End Option/SAR Values
-----------------------------------------------------------------------------------------------------------------------
          (a)                 (b)           (c)                    (d)                              (e)
                                                     Number of Securities Underlying    Value of Unexercised In-the
                             Shares         Value      Unexercised Options/SARs at    Money Options/SARs at Y-End ($)
                          Acquired on     Realized       FY-End (#) Exercisable/               Exercisable/
          Name          Exercise (#) (1)     ($)              Unexercisable                    Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Gary V. Heesch                 1,250,000     $0                 0/666,667                            0
David K. Giles                 1,250,000      0                 0/666,667                            0
Robert Meador                    333,333      0                 0/666,667                            0
Michael Fleming                  333,333      0                 0/666,667                            0
Kent Heileson                    333,333      0                 0/666,667                            0
-------------------

(1) In March 2002, with the approval of the participants, the acquired shares, the promissory notes used to exercise the stock options and the unexercised options were cancelled.

Employment Contracts and Termination of Employment and Changes in Control Arrangements

         There are no compensatory plans or arrangements, including payments to be received from Wasatch, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Wasatch or its subsidiaries, or any change in control of Wasatch, or a change in the person's responsibilities following a changing in control of Wasatch, except as noted below:

         Gary V. Heesch, Chief Executive Officer - Through actions taken during 1998 and 1997, the board agreed to reimburse Mr. Heesch $188,970 as compensation for payroll and income taxes he incurred for the benefit of Wasatch. This amount is to be paid when monies are available.

         David K. Giles, Vice President and Secretary - Through actions taken during 1998, the board agreed to reimburse Mr. Giles $101,124 as compensation for payroll and income taxes he incurred for the benefit of Wasatch. This amount is to be paid when monies are available.

         Non-Qualified Stock Option Plan - On December 16, 1996, Wasatch adopted the 1996 Non Qualified Stock Option Plan ("Plan") with 17,000 shares of Wasatch's common stock being issuable at the discretion of Board of Directors. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. The Plan is designed to allow Wasatch to provide stock as an incentive to employees, officers, directors and consultants who provide services. As of December 31, 2001, 2,650 shares remain to be granted under this plan.

         1997 Options Granted Officers - The Board of Directors approved an incentive stock option plan for the benefit of officers and key employees and set aside 20,000 shares for this purpose. At December 31, 1997, options totaling 13,500 shares were granted to the two principal officers, which were exercised in 2000. As of December 31, 2000, 6,500 shares remain to be granted under this plan. Wasatch did not formalize the incentive stock option plan within the one year time period required by the Internal Revenue Service.

         1999 Options Granted Officers and Directors - The Board of Directors approved on March 4, 1999 an incentive stock option plan for the benefit of officers and directors and set aside 50,000 shares for this purpose. On March 4, 1999, five year fully vested options were granted to the two principal officers (40,000) and two directors (7,000) at $.05 per share. These options were exercised in 2000. Generally the plan calls for the vesting period to be determined by the Board of Directors and will have a term of two years. As of December 31, 2000, 3,000 shares remain to be granted under this plan.

         2000 Non-Qualified Stock Option Plan - On August 3, 2000, the board of directors approved the 2000 non-qualified stock option plan and registered 80,000 shares for employees and consultants for non-fundraising activities. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. As of December 31, 2000, 2,280 shares remain to be granted under this plan.

         2001 Non-Qualified Management Stock Option Plan - On November 17, 2001, the board of directors authorized the issuance of stock options giving the members of Wasatch's board of directors, management and consultants the option to purchase up to an aggregate of 10, 600,000 shares of Wasatch's common stock at an exercise price of $0.10 per share. Out of the 10,600,000 stock options authorized, 4,633,332 stock options were granted. By December 31, 2001, the grantees had received an aggregate of 4,633,332 shares of common stock, by executing promissory notes in the aggregate face amount of $463,333, as consideration for the exercise of the options.

         On March 14, 2002, with the approval of each person receiving the options and common shares, Wasatch and the recipients cancelled the remaining options, the 4,633,332, shares of common stock issued upon the exercise of the options, and the promissory notes Wasatch received as consideration in exchange for the exercise of the options.

Board Compensation

         Wasatch may, from time to time, retain certain of its directors to provide consulting or other professional services to Wasatch at standard industry rates or enter into transactions in which non-salaried directors receive compensation as sellers, brokers, or in some other capacity. Any decision to retain such individuals or to enter into such transaction will be subject to the approval of a majority of the disinterested directors.

         Wasatch has not established a cash payment to the directors for board of director's meetings. However, all directors are entitled to be reimbursed for travel and other out of pocket expenses for their attendance at board meetings.

         The board recognized the contributions of Dr. Robert Arbon, director, who had traveled for Wasatch, performed consulting and advisory services for the past ten years without compensation and had loaned funds to Wasatch without repayment. On December 31, 2001, the board authorized Wasatch to set up a $50,000 liability for the benefit of Dr. Arbon and specified that these funds would be paid when Wasatch had adequate cash flows.

Termination of Employment and Change of Control Arrangement

         There are no compensatory plans or arrangements, including payments to be received from Wasatch, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Wasatch or its subsidiaries, or any change in control of Wasatch, or a change in the person's responsibilities following a changing in control of Wasatch.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2001, the name and the number of shares of Wasatch's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by Wasatch to own beneficially, more than 5% of the 32,577,446 issued and outstanding shares of Wasatch's Common Stock, and the name and the shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

  Title or         Name and Address of    Amount and Nature of Beneficial
    Class            Beneficial Owner              Ownership (1)             Percentage of Class
 ------------ --------------------------- -------------------------------    -------------------
              Larry Landsem
              4146 Mantova Drive
   Common     Los Angeles, CA 90008            D           10,000,599               30.70%

              Suburban Capital Corp.
              2121 W. Army Trail Rd.
   Common     Addison, IL 60101                D            8,800,000               27.01%

              Collier Management &
              Development
              880 So. Main St.
   Common     Bountiful, Utah 84010            D            5,240,020               16.08%

              Officers & Directors             D            4,439,689               13.63%
   Common     As a group                       I                3,538
----------------------------

(1) Indirect and direct ownership are referred by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

Reverse Stock Split

         On September 10, 2001, Wasatch effected a "reverse stock split" whereby each shareholder received one share of common stock for each fifty shares held as of that date. The issued and outstanding shares were reduced from 54,287,900 shares to 1,085,758 common shares. The Par Value of the common stock was not changed. All references to common stock, common stock outstanding, common stock options and per share amounts in the consolidated financials statements prior to the date of the reverse stock split have been restated to retroactively reflect the one for fifty decrease in the shares outstanding.

         On June 22, 2000, Wasatch effected a 100% reduction in the number of shares then issued and outstanding with a "reverse stock split" whereby each shareholder received one share of common stock for each two shares held as of that date. The issued and outstanding shares were reduced from 36,270,615 common shares to 18,135,440 common shares. The Par Value of the common stock was not changed. All references to common stock, common stock outstanding, common stock options and per share amounts in the consolidated financials statements prior to the date of the reverse stock split have been restated to retroactively reflect the one for two decrease in the shares outstanding.

Transactions with Officers and Directors

         In 1999, David K. Giles, CFO sold 2,000 shares of his common stock issued to him by Wasatch in 1997. Mr. Giles loaned Wasatch $139,000.00 from the proceeds he received from the sale of his common shares. Wasatch issued a promissory note in the principal amount of $139,000.00. Wasatch agreed to repay the principal amount of the loan and interest determined at the rate of ten percent per annum (10%), pursuant to a promissory note. As additional consideration for the loan, Wasatch issued to Mr. Giles 2,200 shares of common stock.

         During 2000, Gary Heesch, CEO and David Giles, CFO borrowed an aggregate of $125,000.00 on behalf of Wasatch. The entire proceeds of the loan were given to Wasatch, and in exchange Wasatch agreed to repay the loan principal and interest. The loan is reflected in Wasatch's balance sheets for the year ended December 31, 2000 as shareholders advances. In January 2001, Wasatch repaid the lender $142,500.00 as full repayment of the outstanding principal and interest on the loan.

         On April 18, 2001, Gary V Heesch, CEO borrowed $182,000 from New City Sales, Inc., and gave the entire proceeds of the loan to Wasatch. The note was transferred to North Coast Investments. The loan was due in forty (40) days from the date of the loan's funding: April 20, 2001. The aggregate interest on the loan was $40,000. Mr. Heesch provided 80,000 shares of his common stock as collateral to secure the repayment of the principal and interest on the loan. Neither Wasatch nor Mr. Heesch were able to repay the loan or pay the interest when due. The lender foreclosed on Mr. Heesch's 80,000 shares of common stock set forth as collateral for the loan. On October 12, 2001, the lender gave Wasatch notice that there remained a deficiency of $15,732.00 between the aggregate amount of the loan principal and interest, and the market value of Wasatch's common shares given as collateral. To satisfy the deficiency, and to fully repay the loan, Wasatch issued to North Coast Investments through Gary Heesch, 160,000 shares of its common stock, on December 17, 2001.

         On November 16, 2001, Mr. Heesch, CEO, and Mr. Giles, CFO, borrowed $88,000 from Suburban Capital Inc. The $83,000 net proceeds of the loan ($88,000 minus $5,000 in related loan costs and attorney's fees) were forwarded to Wasatch. Wasatch agreed to repay the lender the face amount of the principal on the loan in the amount of $88,000 and the agreed upon interest in the amount of $22,000, for an aggregate $110,000 in principal and interest. As collateral, Mr. Heesch and Mr. Giles pledged an aggregate of 8,800,000 shares of Wasatch's common stock previously issued to them on November 8, 2001. On January 7, 2002, Wasatch defaulted on the repayment of the loan and Suburban Capital foreclosed and took possession of the 8,800,000 shares of Wasatch's common stock.

         On or about September 17, 2001, Mr. Heesch and Mr. Giles transferred an aggregated of 1,384,865 Class A warrants and 1,384,865 Class B warrants, issued to them personally, into a trust called the Management Trust. The Class A warrants entitled the Management Trust to purchase an aggregate of 1,384,865 shares of Wasatch's common stock for $.50 per share, and the Class B warrants entitled the Management Trust to purchase an aggregate of 1,384,865 shares of Wasatch's common stock for $2.00 per share. The Class A and B warrants and the underlying common stock were registered under the Securities Act of 1933. The registration of the warrants and common stock became effective on April 12, 2001. Mr. Heesch and Mr. Giles are the trustees of the Management Trust.

         Prior to their exercise, Wasatch issued share certificates representing the aggregate total of 2,769,730 shares of the common stock underlying Mr. Heesch's and Mr. Giles' Class A and B warrants to a custodial account for Management Trust. Since neither Mr. Heesch, Mr. Giles or Management Trust paid Wasatch any consideration toward the exercise price of the underlying shares of common stock, Wasatch did not, and does not consider the warrants exercised nor the shares of common stock underlying those warrants issued and outstanding until the exercise price of the warrants was paid.

         To assist Wasatch in raising capital or paying for services rendered by third-parties, Management Trust agreed, without consideration to Management Trust, to transfer its rights pursuant to the warrants to third-parties directed by Wasatch. Each third party, receiving the warrants, and Wasatch, then separately negotiate the value and form of the consideration that the third party will give Wasatch in exchange for the third-party's exercise of the warrants held. Once Wasatch and the third-party agree on the exercise price per share and the form of the consideration, Wasatch instructs Management Trust to issue from the 2,769,730 shares of common stock, held trust, the number of shares exercised by the third-party.

         As of December 31, 2001, various third parties have received an aggregate of 2,455,000 shares of Wasatch's common stock from exercise of the warrants transferred by Management Trust. (See Note 11 - CERTAIN STOCK TRANSACTIONS "Management Trust Transactions" for a full description of the transactions).

         Wasatch acknowledges that Mr. Heesch's and Mr. Giles' agreement to transfer their rights to the warrants and underlying stock has a value, and Wasatch will, at some future date, compensate them for their valuable consideration. To date, however, Wasatch has not executed an agreement to compensate Mr. Heesch and Mr. Giles for their transfers.

         The accrued executive compensation in the liability account includes $868,975. This amount was approved by the board of directors compensation for Mr. Heesch and Mr. Giles. This compensation reflects salaries and payroll costs advanced by Mr. Heesch and Mr. Giles on behalf of Wasatch. Wasatch will only pay the compensation, when its management determines that it has sufficient cash available. The balance of the accrued executive compensation is equal to the amount of unpaid accrued compensation owed to other executives.

Transactions With Shareholders

         In 2000 and 1999, several creditor/shareholders elected to add the interest earned to date to their notes principal balance.

         During 2000 and 1999, Wasatch issued 2,496 and 5,397 common shares, respectively, to certain shareholder/creditors as compensation for extending the due date on their obligations and in lieu of interest. In 2000 and 1999, 3,000 and 1,324 shares, respectively, were issued for the reduction of principal and interest.

         In September 2000, the board of directors, approved a five-year employment contract with Gary Heesch, CEO and David Giles, CFO for salary in the amount of $150,000 per year plus 10% annual increases and participation in Wasatch's benefit programs to be established by the board of directors, including profit sharing, stock options, and health insurance.

Joint Services Agreement

         On June 30, 2000, Wasatch entered into a joint service agreement with Jolley Pharmacy to dispense federally regulated prescription drugs for the skin care treatment of clinical patients and for sale of products and services over the internet. The agreement can be terminated at any time and each party is responsible for their own expenses. Jolley Pharmacy receives a fee for each prescription filled. Under this agreement Wasatch issued 2,000 shares of common stock to its joint services partner.

Stock Exchange Arrangement with Officers

         In October 1999, Mr. Gary V. Heesch, CEO, transferred and assigned 2,000 shares of Wasatch's common stock, originally issued to Mr. Heesch on June 16, 1999, to ProVision Capital Funding (hereinafter, "ProVision"). On the same date, Mr. David K. Giles, CFO, transferred 3,000 shares of his common stock, originally issued to Mr. Giles on June 16, 1999, to ProVision. On November 29, 1999, Mr. Heesch transferred an additional 1,000 shares of Wasatch's common stock, originally issued to Mr. Heesch on October 6, 1999, to ProVision, and Mr. Giles transferred 2,000 shares of his common stock, originally issued to Mr. Giles on October 6, 1999, to ProVision. On January 14, 2000, Mr. Giles transferred 2,410 of his common stock, originally issued to Mr. Giles in September and October 1999, to ProVision. On February 14, 2000, Mr. Giles transferred 1,300 of his common stock, originally issued to Mr. Giles in October, 1999, to ProVision.

         From October 1999 to February 2000, ProVision resold the shares of Wasatch's common stock that ProVision received from Mr. Heesch and Mr. Giles, pursuant to an exemption from registration under the 1933 Securities Act. From the proceeds of the sale, Provision paid Mr. Heesch and Mr. Giles, each, fifty percent (50%) of the net proceeds ProVision received as consideration from ProVision's sale of the Wasatch common shares.

         With the proceeds from the sale, Mr. Heesch and Mr. Giles purchased shares of Wasatch's common stock. In consideration for the cash invested, pursuant to a written agreement between Mr. Heesch, Mr. Giles and Wasatch, Wasatch issued to each Mr. Heesch and Mr. Giles 1.1 shares of Wasatch common stock for each share of common stock they transferred to ProVision.

         Pursuant to this arrangement, Wasatch issued Mr. Heesch an aggregate of 3,300 shares of its restricted common stock, and issued Mr. Giles an aggregate of 9,580 shares of its restricted common stock. From 1999 to 2000, Wasatch received $328,143 through the transaction described herein.

Equity Advisor Agreement

         On October 27 1999, Wasatch executed an "Equity Advisor" share sales and marketing agreement with European Equity and Guarantee Corporation (EEG). During 2000, EEG sold 2,340 shares of the stock and the net proceeds to Wasatch, after deducting EEG costs, were $64,393. EEG had agreed to purchase stock from Wasatch at an amount to be not less than 50% of the average between bid and ask values at the time of sale.

Stock Issued for Future Transactions

         At December 31, 2001, Wasatch had a stock transaction that is dependent on future events for its consummation. A note holder has been issued 5,000 common shares as collateral on its notes payable with an aggregate value of $250,000. Generally, the security agreement provides that Wasatch will retain the voting rights to the collateral until such time as a default of the loan agreement occurs, then those rights will pass to the note holders. At December 31, 2001, Wasatch has defaulted under the loan agreement, but the note holder has not taken any action to enforce control over the collateral.

Concession and Compromise with Note Holder

         During 1999, Collier Development & Management, Inc. a note holder with 255,000 common shares held as collateral asserted their property rights under the default terms of its loan agreement. Under the settlement agreement, reached in March 2000, Collier received $214,750 in cash for principal and interest and 23,000 shares of common stock and returned 232,000 shares of Wasatch's common stock and extinguished $165,972 of debt. This transaction was retroactively reflected in the December 31, 1999 financial statements.

Capital Markets Fund Raising Efforts

         During 2001 and 2000, various individuals and companies were issued 1,498,872 common shares, at a total value of $476,422 and 45,464 common shares at a total value of $318,375, respectively, as compensation for their attempts to raise capital for Wasatch.

Settlement of Litigation Involving Contingent Shares

         A former director was affiliated with a company that contended it was a legitimate holder in due course of 120,000 of Wasatch's common shares. Wasatch management asserted that consideration was never received and, consequently, the shares held were cancelled. Wasatch issued 2,000 shares of its common stock to settle this contingency.

Convertible Debenture Settlement

         On April 19, 2000, Wasatch entered into a securities purchase agreement with a private investment group to provide long-term capital funding. Under the agreement, the investment group provided $180,000 in cash and received a 3 year $200,000 8% Convertible Debenture. In June 2000, Wasatch's management concluded not to pursue this funding opportunity because of operational restrictions and changes demanded made by the investment group that were not in the original agreement. The private investment group and Wasatch entered into negotiations and reached an agreement on November 7, 2000. Under the terms of the settlement agreement, Wasatch delivered 15,000 shares of Wasatch's common stock, and agreed to repay the private investment group the original $180,000 borrowed and a monetary and stock premium to set aside the original agreement. The premium escalated if Wasatch was not able to meet its commitment.

         Wasatch was unable to meet the repayment requirements and by January 5, 2001 the premium resulted in a total obligation of $350,000 cash and 30,000 shares of Wasatch's common stock. The settlement agreement was amended on January 16, 2001 and required the issue of an additional 70,000 shares of Wasatch common stock to completely rescind the original agreement and the initial settlement arrangement.

         The only remaining condition of the settlement agreement was for Wasatch to register, by May 1, 2001, all of the shares issued to the private investment group. That remaining condition was completed with a registration that became effective April 12, 2001.

         As a result of the settlement, Wasatch recorded an increase in common stock and paid in capital by $286,667 (net of expenses of $63,333 associated with the transaction) and extinguishment of $350,000 of debt. Even though Company issued these shares in January 2001, management concluded that conditions precedent required this transaction to be included in the December 31, 2000 financial statements.

                                   PART - IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

      Title of Document                                                  Page

Independent Auditor's Report of Thomas Leger & Co.,L.L.P.,
 Certified Public Accountants.............................................F-1

Consolidated Balance Sheet as of December 31, 2001
  Assets............................ .....................................F-3
  Liabilities and Shareholders' Equity....................................F-4

Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000, and the cumulative amounts
  since inception  through December 31, 2001 .............................F-5

Consolidated Statements of Changes in  Shareholders'
  Deficit from inception through December 31, 1999........................F-6

Consolidated Statements of Changes in Shareholders'
  Deficit for the two years ended December 31, 2001.......................F-7

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000 and the cumulative amounts
  since inception  through December 31, 2001..............................F-8

Consolidated Statements of Supplemental Cash Flows for the
  Years ended  December 31, 2001 and 2000 and the cumulative amounts since inception through December 31, 2001.........................F-9

Notes to Consolidated Financial Statements................................F-10


(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

         None.

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

         3.0      Articles and Bylaws.
                  3.1      Articles of Incorporation and Amendments.*
                  3.2 Articles of Amendment to Articles of Incorporation filed January 16, 2002.
                  3.3 Articles of Amendment to Articles of Incorporation filed April 9, 2002.
                  3.4      Bylaws of Wasatch.*

         10.0     Material Contracts
                  10.1     Michael Ator Consulting Agreement
                  10.2     Compensatory Stock Issue Agreement
                  10.3     Employee Stock Option Plan-Board minutes description.


         13.0     Quarterly reports, Form 10QSB.*


         20.0     Other documents or statements to security holders.
                  20.1 Notice to Shareholders-Proof of Ownership to Determine Those Entitled to Warrants.

         21.0     Subsidiaries of the registrant.*


*These exhibits are incorporated herein by reference.

 (b) Reports on Form 8-K.

         None

                                     SUMMARY


ITEM 5.  OTHER EVENTS

         None



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                           WASATCH PHARMACEUTICAL, INC.


Date: April 26, 2001                   By /S/ Gary V. Heesch, President and CEO


Date: April 26, 2001                   By /S/ David K. Giles, Secretary and CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 26, 2001                    By /S/ Gary V. Heesch, Director


Date: April 26, 2001                    By /S/ Craig Heesch, Director


Date: April 26, 2001                    By /S/ Robert Arbon, MD, Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Wasatch Pharmaceutical, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Wasatch Pharmaceutical, Inc. (formerly Ceron Resources Corporation) (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years December 31, 2001 and 2000, and for the period from September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period September 7, 1989 (date of inception and incorporation of the principal developmental activity) through December 31, 1995 were audited by other auditors whose report, dated May 14, 1996, included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period September 7, 1989 (date of inception and incorporation of the principal development activity) through December 31, 1995 reflect total revenues and net loss of $337,700 and $1,080,270, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of other such auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company, as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended, and for the period from September 7, 1989 (date of inception and incorporation of the principal development activity) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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



                                                       Thomas Leger & Co. L.L.P.

Houston, Texas
April 11, 2002

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                   ASSETS
CURRENT ASSETS
  Cash                                                                            $        480
  Trade accounts receivable - net of allowance
    for uncollectibles of $2,496                                                         4,541
  Advances to officers and employees                                                   117,200
  Inventory                                                                            223,568
  Prepaid expenses                                                                       2,800
                                                                                  ------------
      Total Current Assets                                                             348,589
                                                                                  ------------
PROPERTY AND EQUIPMENT
  Office fixtures and equipment                                                        152,109
  Leasehold improvements                                                                64,544
  Internet system and equipment                                                         37,063
  Machinery and equipment                                                               36,713
                                                                                  ------------
                                                                                       290,429
  Less accumulated depreciation                                                       (110,245)
                                                                                  ------------
      Net Property and Equipment                                                       180,184
                                                                                  ------------
OTHER ASSETS
  Intangibles - net of amortization                                                     46,933
  Deposits                                                                              17,184
                                                                                  ------------
      Total Other Assets                                                                64,117
                                                                                  ------------
TOTAL ASSETS                                                                      $    592,890
                                                                                  ============

       The accompanying footnotes are an integral part of thse financial statements.

                                             F-3

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                                        $    783,584
  Accrued interest                                                                   1,002,777
  Accrued salaries                                                                   1,210,548
  Payroll taxes                                                                        184,277
  Other accrued expenses                                                                57,167
  Notes and advances currently due:
    Notes to be repaid from funding                                                  1,438,364
    Special notes and loans                                                          1,208,983
    Officers' and director's advances                                                   27,138
                                                                                  ------------
      Total Liabilities                                                              5,912,838
                                                                                  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued and outstanding                                         49
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 31,760,842 shares issued and outstanding                                31,761
  Additional paid-in capital                                                         6,123,649
  Accumulated development stage deficit                                            (10,885,202)
                                                                                  ------------
                                                                                    (4,729,743)
  Less shares issued for future transactions                                          (590,205)
                                                                                  ------------
      Total Stockholders' Deficit                                                   (5,319,948)
                                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $    592,890
                                                                                  ============

  The accompanying footnotes are an integral part of thse financial statements.

                                  WASATCH PHARMACEUTICAL, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                  Cumulative
                                                                                                 Amounts Since
                                                                        For the Year Ended       Inception To
                                                                            December 31,          December 31,
                                                                        2001           2000           2001
                                                                     -----------   -----------    ------------
REVENUES
  Professional fee income                                            $    10,077   $     8,605    $    247,082
                                                                     -----------   -----------    ------------
  Product sales                                                           42,882        21,180         515,542
                                                                     -----------   -----------    ------------
                                                                          52,959        29,785         762,624
                                                                     -----------   -----------    ------------

SKIN CARE TREATMENT AND PRODUCT EXPENSE
  Cost of products sold                                                   18,364         4,311          74,169
  Salaries                                                               288,260       199,284       1,138,298
  Employee leasing                                                             -             -         218,745
  Payroll taxes                                                           30,334        27,688         143,005
  Physicians fees                                                         25,634        30,982         324,484
  Rent                                                                    81,422        41,457         329,820
  Advertising and marketing                                               72,434         2,964         289,994
  Depreciation                                                            35,016        26,335          70,137
  Consulting                                                              30,010             -          30,010
  Other                                                                   37,313         8,545         154,223
                                                                     -----------   -----------    ------------
      Total                                                              618,787       341,566       2,772,885

GENERAL AND ADMINISTRATIVE EXPENSE                                     2,079,292     1,593,301       6,615,653
INTEREST                                                                 493,774       447,843       1,849,570
                                                                     -----------   -----------    ------------
      Total Operating Expenses                                         3,191,853     2,382,710      11,238,108
                                                                     -----------   -----------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   (3,138,894)   (2,352,925)    (10,475,484)

  PROVISION FOR INCOME TAXES                                                   -             -               -
                                                                     -----------   -----------    ------------
LOSS FROM CONTINING OPERATIONS                                        (3,138,894)   (2,352,925)    (10,475,484)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                                  -             -        (409,717)
                                                                     -----------   -----------    ------------
NET LOSS                                                             $(3,138,894)  $(2,352,925)   $(10,885,201)
                                                                     ===========   ===========    ============

BASIC LOSS PER COMMON  SHARE                                         $     (1.71)  $     (7.35)
                                                                     ===========   ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                              1,834,597       320,122
                                                                     ===========   ===========

  The accompanying footnotes are an integral part of thse financial statements.

                                                  WASATCH PHARMACEUTICAL, INC.
                                                  (A Development Stage Company)
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                                    From Inception (September 27, 1989) to December 31, 1999

                                                      Preferred                          Additional      Accumulated      Total
                                                        Stock         Common Stock         Paid-In       Development   Stockholders'
                                                        Amount      Shares     Amount      Capital      Stage Deficit    Deficit
                                                        ------      ------     ------      -------      -------------    -------
Stock issued at inception to the Company
  for services rendered                               $    -        25,000    $    53    $      5,281   $          -   $      5,334

Recorded preferred stock amount                           49                                                                     49

Equivalent shares exchanged in the consolidation
  of Medisys Research Research Group, Inc.
  and Wasatch Pharmaceutical, Inc                                    4,443        181         213,478              -        213,659

Shares issued in connection with:
  Unsucessful fund raising expenses                                 69,066        109         121,296                       121,405
  Loan extensions                                          -        16,288         16           4,602              -          4,619
  Borrowing Funds                                                    1,484          1             147                           148
  Retirement of Debt & Interest                                      4,413          8         198,971                       198,979
  Securities sold for cash or notes
    Common stock sold                                      -        35,091         35         695,073              -        695,108
    Exercised stock options                                         16,750         17         770,233                       770,250
  Compensatory shares for loan guarantee                                                                                          -

  Acquisition of oil & gas properties
    Shares issued for oil and gas properties                        21,510         22       3,719,665                     3,719,687
    Exchange of properties for shares issued                       (18,000)       (18)     (3,349,365)                   (3,349,383)
  Lender claims on defaulted loan                                                                                                 -
  Stock Issued in exchange for debenture obligation                  2,708          3          18,333                        18,336
  Shares Issued for preferred stock of insurance co.                 7,500          8             743                           750
  Exchange of preferred shares held for investment
    for originally issued shares                                    (7,500)        (8)           (743)                         (750)
  Shares Sold under exempt exchange agreement                        5,500          6         140,362                       140,367
  Compensatory shares for exchange agreement                         1,611          2          28,254                        28,255
  Correction to sales price of shares sold officer                       -          -         (24,500)                      (24,500)

Redemption of stock for cash and notes                              (1,500)      (250)        (24,750)                      (25,000)

Miscellaneous transactions
  Cost of Raising Funds                                                260          0              (0)                            0
  Rounding Shares for Reverse Split                                                                                               -
  Shares returned with cancelled contract                             (500)        (1)            (50)                          (50)
  Charge for per share price reduction                                   -          -        (630,390)                     (630,390)
    under subscription notes receivable

Collateral share transactions
  Change in shares issued as loan collateral               -        20,000         20           1,980                         2,000
  Shares issued as interim loan collateral
    to be returned at debt satisfaction                             27,500         28         163,699                       163,726

Net loss for period from inception to
  December 31, 1999                                        -             -          -               -     (5,393,381)    (5,393,381)
                                                       -----    ----------    -------   -------------  -------------   ------------
Balance Decermber 31, 1999 of stockholders'
  equity - per committed contracts                        49       231,624        232       2,052,318     (5,393,381)    (3,340,782)

Common shares issued for future consideration
  Shares issued as collateral for Company
    obligations                                            -       (27,000)       (27)         (1,323)             -         (1,350)
                                                       -----    ----------    -------   -------------  -------------   ------------
Shareholders Net Equity December 31, 1999              $  49       204,624    $   205   $   2,050,995  $  (5,393,381)  $ (3,342,132)
                                                       =====    ==========    =======   =============  =============   ============

                             The accompanying footnotes are an integral part of thse financial statements.

                                                  WASATCH PHARMACEUTICAL, INC.
                                                  (A Development Stage Company)
                                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                                             For the Two Years Ended December 31, 2001

                                                      Preferred                          Additional      Accumulated      Total
                                                        Stock           Common Stock       Paid-In       Development   Stockholders'
                                                        Amount        Shares     Amount    Capital      Stage Deficit    Deficit
                                                        ------        ------     ------    -------      -------------    -------
Balance forward December 31, 1999                      $  49       231,624    $   232   $   2,052,318  $  (5,393,383)  $ (3,340,784)

Shares issued in connection with -
  Unsuccessful fund raising                                         45,464         60         318,315                       318,375
  Loan extensions                                                    1,246          1             121                           122
  Exercised stock options                                           78,500         79          64,287                        64,365
  Securities sold for cash                                          72,933         73       1,011,637                     1,011,710
  Retirement of debt and interest                                    4,250          4         118,665                       118,668
  Settling Lindberg-Hammer matter                                    2,000          2              98                           100
  Pharmacy joint venture                                             2,000          2          10,093                        10,095

Stock issued in exchange arrangements for -
  Cancellation of debenture obligation                             100,000        100         349,900                       350,000
  Exchange arrangement with principal officers                       5,770          6         132,064                       132,070

Miscellaneous -
  Costs of funds raised                                                                      (114,108)                     (114,108)
  Various                                                             (177)       (15)         (6,086)                       (6,100)

Shares issued as collaterial -                                                                                                    -
  New issues                                                        22,000         22           1,078                         1,100
  Collateral returned                                              (17,500)       (18)           (858)                         (875)

Net loss for the year ended December 31, 2000              -             -          -               -     (2,352,925)    (2,352,925)
                                                       -----    ----------    -------   -------------  -------------   ------------
Balance forward December 31, 2000                         49       548,110        548       3,937,524     (7,746,308)    (3,808,187)

Shares issued in connection with -
  Unsucessful fund raising expenses                              1,498,872      1,499         474,943              -        476,442
  Loan extensions                                          -       122,620        123          15,047              -         15,170
  Securities sold for cash or notes                        -     5,115,404      5,115       1,186,610              -      1,191,726
  Compensatory shares for loan guarantee                           100,000        100           7,400                         7,500
  Restricted shares issued principal officers for
    unrestricted shares returned to the Company            -        32,016         32         325,810              -        325,842
  Lender claims on defaulted loan                                  240,000        240         245,190                       245,430

Cost of Raising Funds                                                                         (67,551)                      (67,551)

Rounding Shares for Reverse Split                                    1,040          0              (1)                           (1)

Change in shares issued as loan collateral                 -    24,102,780     24,103          (1,323)             -         22,780

Net loss for the year ended December 31, 2001              -             -          -               -     (3,138,894)    (3,138,894)
                                                       -----    ----------    -------   -------------  -------------   ------------
Balance Decermber 31, 2001 of stockholders'
  equity - per committed contracts                        49    31,760,842     31,760       6,123,649    (10,885,202)    (4,729,743)
                                                       -----    ----------    -------   -------------  -------------   ------------
Common shares issued for future consideration
  Shares issued as collateral for Company obligations      -   (24,129,780)   (24,130)                             -        (24,130)
  Obligation to purchase shares issued                             (10,378)       (10)       (102,731)                     (102,742)
  Notes receivable for shares issued                       -    (4,633,332)    (4,633)       (458,700)             -       (463,333)
                                                       -----    ----------    -------   -------------  -------------   ------------
      Total                                                -   (28,773,490)   (28,773)       (561,431)             -       (590,205)
                                                       -----    ----------    -------   -------------  -------------   ------------

Shareholders Net Equity December 31, 2001              $  49     2,987,352    $ 2,986   $   5,562,218  $ (10,885,202)  $ (5,319,948)
                                                       =====    ==========    =======   =============  =============   ============


                          The accompanying footnotes are an integral part of thse financial statements.

                                                               F-7

                      WASATCH PHARMACEUTICAL, INC.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                           Cumulative
                                                                                                          Amounts Since
                                                                             For the Year Ended           Inception To
                                                                                 December 31,              December 31,
                                                                             2001            2000              2001
                                                                       --------------    ------------      ------------
Cash Flow from Operating Activities
  Net loss                                                             $   (3,138,894)   $ (2,352,925)     $(10,885,202)
Adjustments to reconcile net (Loss) to net cash
 used by operating activities:
    Depreciation and amortization                                              77,142          26,335           110,245
  Depreciation and losses on fixed asset disposals
    Clinic assets                                                                   -               -            43,589
    Oil and gas assets                                                              -               -             4,189
  Loss on disposal of oil and gas properties                                                        -           382,933
  Expenses paid with common shares                                            461,800         612,705         1,074,505
  Increase (decrease) in working capital
    (Increase) decrease in receivables                                       (119,353)            228          (121,741)
    (Increase) decrease in inventory                                          (65,097)       (154,799)         (223,568)
    (Increase) decrease in prepaid expenses                                    27,358         (21,853)           (2,800)
    Increase (decrease) in accounts payable                                   266,034         295,117           783,584
    Increase (decrease) in accrued interest                                   354,485         184,915         1,002,776
    Increase (decrease) in other accruals                                     475,307         241,143         1,451,992
                                                                       --------------    ------------      ------------
      Net cash used by operating activities                                (1,661,218)     (1,169,134)       (6,379,498)
                                                                       --------------    ------------      ------------
Cash Flow from Investing Activities
  Purchase of fixed assets                                                    (92,630)       (152,980)         (276,638)
  (Increase) decrease in other assets                                          (3,308)        (71,874)          (85,383)
                                                                       --------------    ------------      ------------
      Net cash provided (used) by investing activities                        (95,938)       (224,854)         (362,021)
                                                                       --------------    ------------      ------------

Cash Flow from Financing Activities
  Proceeds from borrowings                                                  1,270,062         521,406         4,870,589
  Expenses paid by shareholder                                                      -               -            38,323
  Repayment of loans                                                         (499,341)       (166,898)       (1,417,572)
  Proceeds from sale of common shares                                       1,054,235       1,143,780         3,104,318
  Capital contributed by shareholder                                                -               -           154,800
  Collection of share subscriptions                                                 -               -           141,726
  Exercised stock options                                                           -               -           125,250
  Redemption of common shares                                                       -               -           (20,409)
  Cost of raising capital                                                     (67,551)       (114,108)         (255,025)
                                                                       --------------    ------------      ------------
      Net cash provided by financing activities                             1,757,405       1,384,180         6,742,000
                                                                       --------------    ------------      ------------
NET INCREASE (DECREASE) IN CASH                                                   250          (9,808)              480
  Balance at beginning of period                                                  230          10,038                 -
                                                                       --------------    ------------      ------------
  Balance at end of period                                             $          480    $        230      $        480
                                                                       ==============    ============      ============


                     The accompanying footnotes are an integral part of thse financial statements.

                                                          F-8

                                          WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                                CONSOLIDATED STATEMENT OF SUPPLEMENTAL CASH FLOWS

                                                                                                           Cumulative
                                                                                                          Amounts From
                                                                               For the Year Ended         Inception To
                                                                                    December 31,           December 31,
                                                                               2001             2000           2001
                                                                              -------         -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                                    $  52,308      $ 163,837
  Cash paid for income taxes                                                                        -              -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Common stock for assets aquired or (exchanged)
    Clinical equipment and fixtures                                                 -               -         13,790
    Oil and gas properties
      Acquired                                                                      -               -      3,732,316
      Exchanged                                                                     -               -     (3,349,383)
    Preferred stock of an insurance company
      Acquired                                                                      -               -            750
      Exchanged                                                                     -               -           (750)
  Stock issued for future transactions
    Amount on issuance of common stock                                         24,157           1,100      1,290,207
  Adjustment to subscriptions receivable                                        4,633               -       (616,790)
  Write - off of subscriptions receivable                                                           -       (520,391)
  Common stock for
      Goods and services                                                      396,370           3,006        412,555
      Interest                                                                 65,430         153,147        322,789
      Retirement of debt                                                      180,000         116,841        518,047
      Loan extensions and fees                                                  7,500             122         10,862
  Accrued interest added to principal                                                          53,474        147,276
  Reduction of debt settlement amount                                                         350,000        550,000
  Payment of consulting fee directly by noteholder                                                  -         22,500


                        The accompanying footnotes are an integral part of thse financial statements.

                                                              F-9

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

1. REVERSE STOCK SPLITS

On September 11, 2001, the Company reduced the shares issued and outstanding with a "reverse stock split" whereby each shareholder received one share of common stock for each fifty shares held as of that date. The issued and outstanding shares were reduced from 54,287,900 shares of common stock to 1,085,758 shares.

On June 22, 2000, the Company made a 100% reduction in the number of shares then issued and outstanding with a "reverse stock split" whereby each shareholder received one share of common stock for each two shares held as of that date.

The Par Value of the common stock was not changed in either of the structure changes. All references to common stock, common stock outstanding, common stock options and per share amounts in the consolidated financials statements prior to the date of the these reverse stock splits have been restated to retroactively reflect the decrease in the shares outstanding at September 11, 2001.

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

The consolidated financial statements include Wasatch Pharmaceutical, Inc., a development stage company, (the Company or Wasatch), and its wholly owned subsidiaries, Medisys Research Group, Inc. (Medysis) American Institute of Skin Care, Inc. (AISC) and AISC Online, Inc. (AISC Online).

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

The Company was then incorporated in Utah and the name was changed to Wasatch Pharmaceutical, Inc.

American Institute of Skin Care, Inc. was incorporated, in 1994, to administer the clinical skin treatment programs developed by Medisys. In January 2001, AISC Online, Inc., was incorporated to provide skin treatment products and services through the Internet.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Skin Treatment and Care

AISC was created to advance and replicate the successful treatment of serious skin diseases, tested in clinical trials by Medysis and to develop strategies for the Company's clinic national growth. The Company strategy is to reduce medical costs related to the treatment of skin disorders for patients, employers, and health insurance providers.

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

Basis of Financial Statements

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of the more significant of such policies.

Use of Estimates in Preparing Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Issued For Goods and Services

Generally accepted accounting principles require that stock issued for goods and services be recorded at the value of the consideration given or the consideration received based on which of these alternatives is more readily determinable.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

As a general rule prior to the fiscal year 2000, due to the start-up nature of the Company's operation and the limited historical volume of shares traded, the market value of The Company's common stock value was not a reliable reflection of the value of the services performed or the assets and obligations exchanged.

The stock was traded on the OTCBB market system in an environment that is driven by an extreme amount of "short selling" and profit taking that resulted in dramatic fluctuations in the stock price during this period.

The price volatility of the Company's common stock has continued and it has been computed at 197% and 171% for 2001 and 2000, respectively. With the lack of cash capital, common stock is the prevailing medium of exchange for goods and services. This coupled with market volatility results in deep discounts in the value of common shares given for goods and services.

Consequently, critical to the accounting process and the values in the financial statements is the Company's policy for the valuation of common stock issued in satisfaction of:

                      Recorded obligations and commitments
                            Vendor contract services
               Financial accommodations by officers and directors

Generally, common stock issued for an obligation with a stated contract face value is accounted for at the carrying value of the recorded item. Absent the aforementioned stated contract value, the Company obtains the value of the goods or a service received and records the resulting transaction at that amount. If that information is not available, the transaction is recorded at the market value of the stock issued based on the average bid/asked price. Where these valuation processes were not feasible, as in the years prior to 2000, the transaction is recorded at a nominal value.

Statements of Cash Flow

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Loss Per Share

The Company uses Statement of Financial Accounting Standard, ("SFAS") No. 128 "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common share outstanding.

Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common share were dilutive. At December 31, 2001 and 2000, the Company had no potentially dilutive shares.

The loss per share recognizes only those common stock transactions that meet the generally accepted accounting criteria of being legally and financially completed at an identifiable accounting value. There are transactions recorded in the Company's shareholders records that are not included in the financial statement presentation of common shares outstanding. These transactions include those that are partially completed but have a contingency for their consummation (such as shares issued as collateral on debt and shares issued for notes or subscriptions to be paid in the future), shares held in trust awaiting future sale and shares issued with an agreement for their repurchase at a specific price.

Income Taxes

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

Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities. See Note 13 for a summary of the Company's tax transactions.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Receivables

The allowance for uncollectible accounts receivable is based on the Company's historical bad debt experience and on management's evaluation of collectibility of the individual outstanding balances.

Revenue Recognition

The Company  recognizes  revenues  when the  product is shipped  which meets the criteria required by Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was issued by the Securities and Exchange Commission in December 1999. The adoption of SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, has not had a significant impact on the Company's financial statements in the years prior to its implementation.

Inventory

Inventory is recorded at the lower of cost or market, on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the asset. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation is eliminated from the accounts, and any resulting gain or loss is included in operations. Following is a summary of major operating asset categories and their related estimated useful depreciable lives:


     Asset Category                                       Estimated Useful Life
     --------------                                       ---------------------
Furniture and Fixtures                                      5 Years to 7 Years
Machines and Equipment                                      3 Years to 5 Years
Office Equipment                                            2 Years to 5 Years
Leasehold Improvements                                      5 Years to 6 Years
Internet Computer System and Hardware                                 3 Years

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Assessment for Impairment

The Company assesses asset impairment based on the guidance set forth in SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. There were no impairments as of December 31, 2001 or 2000.

Intangibles

Costs associated with obtaining trademarks, issued and pending, have been capitalized and are amortized over the trademark period or charged to expense if not approved.

Deposits

Funds put on deposit with utilities and lessors as security for future performance are capitalized until such time as they are not required or applied toward a Company obligation. Amounts not returned are charged to operations.

Research and Development

Research and development costs are expensed as incurred.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Medisys Research Group, Inc., American Institute of Skin Care, Inc. and AISC Online, Inc. All material inter-company transactions and balances have been eliminated.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

2. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Concentrations of Credit Risk

Wasatch maintains its cash accounts in a bank located in the Salt Lake City, Utah metropolitan area. The FDIC insures the cash balances of $100,000 or less at the bank. At December 31, 2001 the Company did not have any deposits in excess of $100,000 in the bank.

The Company sells its products and services to individuals in the Salt Lake City and Provo, Utah metropolitan areas. Sales are for cash and using major credit cards, or through the extension of credit to the individual and/or their insurance carrier. The Company maintains adequate reserves for potential credit losses, and such losses have been within Management's estimates.

Stock Based Compensation

The SFAS No. 123, "Accounting for Stock Based Compensation" permits, but does not require, a fair value based method of accounting for employee stock option plans, resulting in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for stock option plans where compensation expense is not recognized when the option price is equal to or greater than the market value of the stock at the date of grant.

Changes in Basis and Presentation

Certain financial statement presentations for 2000 and for the period from inception on September 7, 1989 through December 31, 2000 have been reclassified to conform to the fiscal year 2001 presentation.

Legal Matters

The Company is subject to legal proceedings that have arisen in the ordinary course of its business. In the opinion of management, these actions will not have a material adverse effect upon the financial position of The Company or the results of its operations. For a further discussion, see Note 16 - Pending Litigation.

Advertising

Advertising costs are expensed as incurred.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

3. GOING CONCERN

Since inception, The Company has been a dual-purpose development stage enterprise. First, it has developed its clinic based protocol and treatment programs for patient care and maintenance in addition to the business processes for such patient care. Secondly, The Company has been pursuing a strategy to raise sufficient capital for nationwide expansion. At December 31, 2001, management projects that their businesses plan to commence the operational phase of its clinic treatment activities will be implemented in 2002.

From inception through December 31, 2001, the Company's operating expenses have exceeded operating revenues. This cumulative deficit has been funded by open account creditor debt, shareholder loans, shareholders' cash investment and common shares exchanged for property and services.

The limited availability of funds has held the Company's revenue producing operation to two prototype treatment centers that are operating at less than 10% of capacity.

Although the Company has continued to operate with the above sources of funds through March 2002, it is uncertain whether these same or comparable sources will be available until the completion of the development stage.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not established a source of revenues sufficient to allow it to continue to operate. The Company has sought short-term funding and planned to obtain long-term funding through a broad based public stock offering. Management believes that sufficient funding to commence profitable operations will be obtained before the end of year 2002.

4. INVENTORIES

The inventories on hand at December 31, 2001 were comprised of the following:

      Inventory Description                      Amount
      ---------------------                      ------
Completed treatment kits                        $   8,773
Bottled treatment product                          37,193
Unfilled bottles                                  137,507
Product shipping supplies                          32,292
Other supplies                                      7,803
                                                ---------
Total inventories                               $ 223,568
                                                =========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

5. INTANGIBLE ASSETS

Intangible assets at December 31, 2001 were comprised of the following:

         Description                                      Amount
         -----------                                      ------
Trademark application costs                               $ 32,756
Product development costs                                   42,530
Product development amortization                           (28,353)
                                                          --------
Net tangible assets                                       $ 46,933
                                                          ========


Trademark application costs are the legal costs associated with compiling and processing the application. The application is still pending at December 31, 2001. Product development costs are the cost associated with a contract consultant designing product containers and bottles and developing product names and literature. Product development costs are being amortized over twenty-four months.

6. RELATED PARTY TRANSACTIONS

Management Trust Arrangement

On or about September 17, 2001, Gary v. Heesch (CEO of the Company) and David K. Giles (CFO of the Company) transferred 1,384,865 Class A warrants and 1,384,865 Class B warrants, issued to them personally, as the Compensating Warrants more fully discussed in Note 10, into a trust called the Management Trust. In accordance with terms of the warrants issued, the Class A warrants entitled the Management Trust to purchase an aggregate of 1,384,865 shares of the Company's common stock for $.50 per share and the Class B warrants entitled the Management Trust to purchase an aggregate of 1,384,865 shares of the Company's common stock for $2.00 per share. The Class A and B warrants and the underlying common stock were registered under the Securities Act of 1933. Mr. Heesch and Mr. Giles are the trustees of the Management Trust.

Prior to the exercise of the warrants, the Company issued share certificates for an aggregate of 2,769,730 shares of the common stock underlying the Heesch and Giles Class A and B warrants to a third party custodial account for Management Trust. Since neither Mr. Heesch, Mr. Giles or Management Trust had given the Company consideration toward the exercise price of the underlying common shares, the Company did not and does not consider the warrants exercised nor the shares of common stock underlying those warrants issued and outstanding until compensation for the exercise price is received.

To assist the Company in raising capital or compensating vendors for goods and services, Management Trust agreed, without consideration to its benefit, to transfer its rights pursuant to the warrants to third-parties as directed by the Company. Each third party receiving the warrants and the Company would then negotiate the value and form of the consideration that the third party would give the Company in exchange for the third-party's exercise of the warrants held. Once the parties agree on the exercise price per share and the form of the consideration, the Company would instruct Management Trust to issue, from the shares held in trust, the number of shares required by the exercise of the third-party warrants.

As of December 31, 2001,  various  third  parties have  received an aggregate of
2,455,000 shares of the Company's common stock from exercise of the warrants issued by Management Trust. (See Note 11 - Certain Stock Transactions-"Management Trust Transactions" for a more complete discussion of these transactions).

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS continued

The Company acknowledges that Mr. Heesch and Mr. Giles agreement to transfer their rights to the warrants and underlying stock is valuable and, consequently, it will, at some future date, compensate Mr. Heesch and Mr. Giles for their contribution. At December 31, 2001, the value of their contribution has not been determined, there is no executed formal compensation agreement and the amount of the obligation, which is not material at this date, has not been recorded.

Special Stock Issues to Officers

From time to time creditors and financing sources require the personal creditability of Gary Heesch (CEO) and David Giles (CFO) in capital infusion transactions. Consequently, when common stock is issued in these circumstances, they are recorded in the records at par value ($.001) and when the transaction is completed and the shares are returned, the transaction is reversed.

Advance to Officers

The Company  advanced  $66,500 and $50,000 to Gary Heesch  (CEO) and David Giles
(CFO), respectively, as a 7% interest-bearing loan that will be due on or about December 31, 2003. These amounts are included in the Balance Sheet at December 31, 2001 as advances to officers and employees.

Accommodation Loans

On April 18, 2001, Mr. Gary V. Heesch, CEO of the Company, borrowed $182,000 from a capital lending source and gave the proceeds of the loan to the Company. The loan was due forty days from the date of its funding, April 20, 2001. There was an aggregate interest fee on the loan of $40,000. Mr. Heesch provided 80,000 shares of the Company's common stock that he held individually as collateral toward the repayment of the principal and interest on the loan. Neither the Company or Mr. Heesch were able to repay the loan or pay the interest when they became due. The lender foreclosed on 80,000 shares of common stock held as collateral for the loan. On October 12, 2001, the lender gave the Company notice that there was a deficiency of $15,732 between the aggregate amount of the loan principal and interest due and the market value of he Company's common stock at the time of foreclosure. To satisfy the deficiency, and fully repay the loan, on December 17, 2001, the Company issued to Mr. Heesch 160,000 shares of its common stock and he in turn satisfied the lender's deficiency.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS continued

On November 16, 2001, Mr. Heesch and Mr. David K. Giles, CFO of the Company, borrowed $88,000 from a capital lending source and forwarded the net proceeds ($83,000 or the $88,000 loaned less $5,000 in related loan costs and attorney's fees) to the Company. The Company agreed to repay the lender the face amount of the principal on the loan ($88,000) and an aggregate interest fee in the amount $22,000, for a total $110,000. As collateral on the loan, Mr. Heesch and Mr. Giles pledged 8,800,000 shares of the Company's common stock issued to them on November 8, 2001. On January 7, 2002, the Company defaulted on the repayment of the loan and the lender foreclosed and took possession of the 8,800,000 collateral shares of the Company's common stock.

During 2,000, Mr. Heesch and Mr. Giles borrowed $125,000.00 on behalf of the Company. The proceeds of the loan were given to the Company and the Company agreed to repay the loan principal and interest. In January 2001, the Company repaid the lender $142,500 in full satisfaction of the outstanding principal and interest.

Accrued Compensation

In September 2000, the board of directors approved a five-year employment contract with the two principal officers that calls for annual compensation of $150,000 and additional benefits such as profit sharing, stock options, and health insurance. These officers and certain other key employees have deferred their compensation entitlement to assist in providing cash flow.

Included in the liability accounts of the Balance Sheet, as accrued compensation at December 31, 2001 is $868,975, due the two principal officers and $341,572 due others under the accrued executive compensation program. The compensation is to be paid only when sufficient cash funds becomes available.

In January 2002, the Company issued 110,000,000 shares of its common stock to the two principal officers as collateral on these obligations. In March 2002, the Board of Directors approved and the Company issued an additional 200,000,000 shares of common stock as further security on these accruals.

Shareholder/Creditor Accommodations

In fiscal 2000, two creditor/shareholders elected to convert $53,474 of interest earned to date to their note's principal balance. There was no stock for debt conversions in 2001.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS continued

During fiscal 2001 and 2000, the Company issued 122,620 and 2,496 common shares, respectively, to various shareholder/creditors as compensation for extending the due date on their obligations. In fiscal 2001 and 2000, 240,000 and 3,000 common shares, respectively, were issued for the reduction of principal and interest of $245,430 and $118,669, respectively.

7. ROYALTIES PAYABLE

Medysis Research Group, Inc., a subsidiary of the Company, has a license and marketing agreement, with a successor group of former shareholders of Dermacare Pharmaceutical, Inc., for the technology and treatment processes of its primary skin care products. The term of the agreement is from March 13, 1990 to December 31, 2040 and requires the Company to pay royalties equal to 5% of gross annual product sales. Once royalties totaling $10,000,000 have been paid, the Company will own the technology associated with the covered skin care products. The license remains in force unless the Company defaults on its royalty payments, which has not occurred through April 2002. During the two years ended December 31, 2001, the total accrued and paid royalties were less than $2,000.

8. NOTES AND ADVANCES CURRENTLY PAYABLE

At December 31, 2001, notes and advances currently payable were comprised of the following:

                                                                Principal
         Type of Note                                             Balance
         ------------                                           ----------
Notes to be repaid from future funding                          $ 1,438,364
Special notes and loans                                           1,208,983
Officer's and director's advances                                    27,138
                                                                -----------
                                                                $ 2,674,485
                                                                ===========

Notes to Be Repaid From Future Funding

During the period from the inception of the predecessor Company until 1995, the Company borrowed funds from individual investors to fund its development stage activities. These were generally term notes at fixed interest rates that were to be liquidated out of the funds raised from a major capital infusion. Over the years these obligations have been extended, some have been reduced or liquidated and all have by their terms become currently due.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

8. NOTES AND ADVANCES CURRENTLY PAYABLE continued

At December 31, 2001 the details of theses notes are:

          Interest              Principal              Accrued
           Rate                  Balance               Interest
          --------              ---------              --------
           6.5%                $ 250,000              $ 38,327
            10%                  843,664               498,433
            14%                   19,700                39,737
            15%                  315,000               129,605
            30%                   10,000                15,599
                              ----------              --------
                              $1,438,364              $721,701
                              ==========              ========

Special Notes and Loans

The following is a listing of the Company's special notes and financing arrangements:

          Debt                                                      Interest         Principal         Accrued
     Characteristics                                                   Rate            Balance         Interest
     ---------------                                                   ----            -------         --------
Continually renewed notes                                               20%        $   355,355        $ 90,221
Term loan collateralized by common stock
  5,240,000 shares at 12/31/01;
  29,500,000 shares added in first quarter 2002                         24%            300,000          68,551
Defaulted term loan subject to court judgement,
  assets and 50,378 common shares serve as
  collateral                                                             7%            225,015           8,051
Renewed term loan collateralized by 20,000
  common shares                                                         15%            100,000          19,205
Accommodation loan of officers collateralized
  by 8,800,000 common shares; defaulted on 1/7/02                    Fixed Fee          88,000          22,000
Two term loans with varying Interest rates                              30+%            64,491          48,296
Term loan due 6/4/02 with a fixed Interest fee;
  collateralized by 10,000,000 common shares                         Fixed Fee          50,000           3,858
Various small notes                                                                     26,122          15,888
                                                                                   -----------        --------
Total                                                                              $ 1,208,983        $276,070
                                                                                   ===========        ========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

8. NOTES AND ADVANCES CURRENTLY PAYABLE continued

Officers' and Director's Advances

The two principal officers and a Director have from time to time advanced funds to the Company to meet cash shortfalls. At December 31, 2001, there were three demand notes bearing interest at 10% ($5,005 accrued and unpaid) with a principal balance of $27,138.

9. CAPITAL STRUCTURE

Authorized Shares

At December 31, 2001, the Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

In January 2001, the Company increased the authorized common stock from 50,000,000 to 100,000,000 shares and in January 2002, the Company implemented a further increase in authorized common stock to 750,000,000 shares. On April 10, 2002, the authorized common stock was increased to 1 billion shares. See Note 17
- Subsequent Events for post 2001 common shares issued.

Common Stock

At December 31, 2001, according to the transfer agent's records, there were 32,577,436 shares of common stock issued. For financial statement purposes, 31,760,842 shares of common stock were considered to be both issued and outstanding. The difference is equal to (1) shares that were excluded from the issued and outstanding because they were transferred in trust, but held by the transfer agent awaiting completion of the individual sales under the sales commitment to cover a private placement commitment, (2) pro-forma shares held in a trust that were derived from the exercise of warrant rights to be used to meet the operating obligations of the Company.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

9.   CAPITAL STRUCTURE continued

Following is a reconciliation of the shares outstanding according to the stock records and the shares outstanding for the financial statement presentations at December 31, 2001:

           Purpose of Share Issue                                     Shares
           ----------------------                                     ------

Shares issued per transfer agent records                            32,577,446
Shares held in trust for future sale                                  (501,874)
Shares issued in trust to be used as compensation
  for services contracted by the Company                              (314,730)
                                                                   -----------
Financial statement shares issued and outstanding                   31,760,842
Less shares issued for future performance:
Collateral shares                                                  (24,140,158)
Shares issued management group for notes                            (4,633,332)
                                                                   -----------
Net shares issued and outstanding for earnings per share             2,987,352
                                                                   ===========

Preferred Stock

In establishing a preferred stock class or series, the Board of Directors is vested with the authority to fix and determine the powers, qualifications, limitations, restrictions, designations, rights, preferences, and other variations of each class or series.

Series A preferred stock dividends are required to the extent that there is net income and that there are funds legally available. Unpaid declared dividends shall be deferred until such time as there are funds legally available. The shares are redeemable at the option of the Company at $2.00 per share plus accrued and unpaid dividends. The shares have a liquidating value of $1 per share plus accrued and unpaid dividends. The Company has not declared or paid preferred dividends since inception. There are no "deemed" liquidation events contained in the preferred stock agreement.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

10. COMPENSATING WARRANTS ISSUED

Background

In connection with the June 22, 2000 "reverse stock split" instituted by the Company, the Board of Directors authorized a Compensating Warrant Issue Program whereby each shareholder was entitled to receive an "A" and "B" Class warrant for each two post-split shares of common stock held as of record on February 23, 2001, if those shares were issued prior to the reverse stock split ("Qualified" shareholder). Class A warrants are exercisable at $.50 and Class B warrants are exercisable at $2.00 for the purchase of a share of common stock.

In a registration statement that became effective April 12, 2001, the Company registered 11,426,297 Class A warrants and 11,426,297 Class B warrants and the underlying 22,852,594 shares of common stock to be issued upon their exercise.

Hereinafter, the term "Warrants" shall mean the aggregate of Class A and Class B warrants unless otherwise indicated.

Included in the aforementioned warrants registration was 2,300,000 warrants issued collectively to Gary V. Heesch and David K. Giles, the two principal officers of the Company, to reimburse them for warrants associated with shares transferred by the two principals to outsiders for goods and services received for the benefit of the Company during the period after the "reverse split" date through February 23, 2001.

The Company issued to qualified shareholders 22,362,594 warrants in February 2001 and an additional 405,000 warrants in August 2001. Included in the February 2001 issue were 12,526,196 warrants to be issued by Depository Trust Corporation
(DTC), custodian for shareholders whose stock was held in privacy or what is called "street name."

The records of DTC showed 16,796,174 shares were held in "street name" on February 23, 2001, the date of record. This difference of 4,269,978 warrants represented shares issued after June 22, 2000 that were not entitled to receive a distribution of warrants.

After reviewing their records, DTC stated that they could not distinguish between shares issued prior to the "reverse split date" and shares issued after that date. Consequently, the 12,526,196 warrants issued to DTC were returned to the Company.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

10. COMPENSATING WARRANTS ISSUED continued

To facilitate the distribution of "street name" warrants, the Company's Board of Directors approved a modification to the original warrant agreement. The modification changed the definition of those entitled to receive warrants to include all "street name" shareholders who held shares as of February 23, 2001.

On July 6, 2001, the Company filed an additional registration statement with the Securities and Exchange Commission to register the additional 4,269,978 warrants and the underlying shares of common stock needed to satisfy the new definition of qualified shareholders. The second registration statement has not been made effective with the SEC and efforts to consummate it have been suspended until it is determined that the additional warrants will be needed.

In August 2001, the Company began a program to identify and to distribute warrants to qualified "street name" shareholders. Program notices to be forwarded to qualified shareholders, were sent to the broker/dealers participating in the DTC trust. Notices were also sent directly to qualified shareholders on the DTC list that were also on the "NOBO" list (Non Objecting Beneficial Owners).

Those notices provided instructions to the shareholders on how to provide "proof" of ownership of Wasatch common shares as of February 23, 2001.

The Company has been processing the information received from shareholders providing "proof" and by December 31, 2001,an additional 1,668,844 Class A warrants and 1,668,844 Class B warrants had been issued. As the Company continues to process the shareholder's "proof" of ownership, it is estimated that an additional 2,300,000 of each warrant will be issued through the "proof" of ownership documentation to be received.

In summary, as of December 31, 2001, the Company has issued 6,789,543 Class A and 6,789,543 Class B warrants for a total of 13,579,086 warrants issued out of the 22,852,594 registered.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

10.  COMPENSATING WARRANTS ISSUED continued

Exercise of Warrants

As of December 31, 2001, 2,477,568 warrants had been exercised (1,250,068 Class A and 1,227,500 Class B warrants), with 2,455,000 warrants exercised through the Management Trust. (See the Background in this footnote disclosure for a more complete discussion.). In specific instances, with the authorization of the Board of Directors, the Company has modified the exercise price on the warrants and agreed to accept the value of services and/or a cash price that as lower than the exercise price expressed in the stipulations set forth in the Class A and Class B warrants issued.

Summary of Compensating Warrant Issued

The following table represents the number of warrants exercised and the type of the consideration paid for common stock issued for such warrant rights through the end of business December 31, 2001.

                        Shares
  Type                  Class A         Class B         Total          Amount
  ----                  -------         -------         -----          ------
Cash                     25,068           2,500          27,568       $ 13,284
Services                715,000         715,000       1,430,000        112,000
Collateral              250,000         250,000         500,000        150,000
Debt exchanged          200,000         200,000         400,000         30,500
Loan fees                60,000          60,000         120,000          6,000
                      ---------       ---------       ---------      ---------
Total                 1,250,068       1,227,500       2,477,568      $ 311,784
                      =========       =========       =========      =========

The Class A and Class B warrants exercised for cash consideration during fiscal 2001 were:

         In September 2001, the Company accepted $2,000 in cash as the exercise price on 2,500 Class A and 2,500 Class B warrants for 5,000 shares of common stock with an aggregate exercise value of $6,250.

         On September 14, 2001, a warrant holder exercised 11,000 Class A warrants at an exercise price of $.50 per share for 11,000 shares of common stock with an aggregate exercise value of $5,500.

         On October 25, 2001, a warrant holder exercised 11,500 Class A warrants at an exercise price of $.50 per share for 11,500 shares of common stock with an aggregate exercise value of $5,750.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

10. COMPENSATING WARRANTS ISSUED continued

On December 4, 2001, an individual exercised 68 Class A warrants and received 68 shares of common stock for the exercise price of $34.

11. CERTAIN STOCK TRANSACTIONS

Joint Services Agreement

On June 30, 2000, the Company entered into a joint service agreement with a pharmacy company to dispense federally regulated prescription drugs for the skin care treatment of clinical patients and for sale of products and services over the internet. The agreement can be terminated at any time and each party is responsible for their own expenses. The pharmacy company receives a fee for each prescription filled. Under this agreement the Company issued 2,000 shares of common stock to its joint services partner.

Stock Exchange Arrangement with Officers

In October 1999, Mr. Gary V. Heesch, CEO of the Company, transferred and assigned 2,000 shares of the Company's common stock, he owned personally, to a financial intermediary and Mr. David K. Giles, CFO of the Company, transferred 3,000 shares of common stock, he owned personally, to the same financial intermediary (hereinafter "Intermediary"). On November 29, 1999, Mr. Heesch transferred an additional 1,000 shares of the Company's common stock, he owned personally, to the Intermediary, and Mr. Giles transferred 2,000 shares of the Company's common stock, he owned personally, to the Intermediary. On January 14, 2000, Mr. Giles transferred an additional 2,410 of his common stock to the Intermediary and, On February 14, 2000, Mr. Giles transferred an additional 1,300 of his common shares to the Intermediary.

From October 1999 to February 2000, the Intermediary sold the shares of the Company's common stock transferred from Mr. Heesch and Mr. Giles, pursuant to an exemption under the Securities Act of 1933. , The Intermediary forwarded fifty percent from the proceeds of the sales to Mr. Heesch and Mr. Giles.

With those proceeds, Mr. Heesch and Mr. Giles purchased shares of the Company's common stock. Pursuant to a written agreement between Mr. Heesch and Mr. Giles and the Company and in consideration for the cash invested, the Company issued Mr. Heesch and Mr. Giles 1and 1/10 shares of the Company common stock for each share of common stock they transferred to Intermediary. Under this arrangement, Mr. Heesch received an aggregate of 3,300 shares of the Company's restricted common stock, and Mr. Giles received an aggregate of 9,580 shares of the Company's restricted common stock.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

From 1999 to 2000, the Company received cash payments totaling $328,143 from the arrangement.

Commencing in March 2000, under a Securities Act of 1933 private placement exemption, this same Intermediary sold common stock transferred directly from the Company's unissued shares. During the year 2000, 26,951 shares were sold under this arrangement with net proceeds to the Company of $360,107.

2001 Private Placement

During the first quarter of 2001, in an effort to raise additional capital, the Company offered 30,000 of its common shares for sale in a private placement. The majority of the shares were sold through a third party who acted as an agent for the Company to find qualified long-term capital investors. A small amount of the offering was sold directly by the Company.

The offering commenced January 8, 2001 and was concluded April 25, 2001. The securities' sales price was between $10 and $15 per share. The common stock sold during the offering included 13,972 shares by the third party and 223 shares by the Company.

The Company had advanced the third party $58,607 in Fiscal year 2000 to be repaid out of future sales initiated through their contacts. During the 2001, its was agreed that the Company would take a larger percentage of the private placement proceeds to recover their advance. The Company's received $11,756 toward the reduction of that debt and the balance of $46,851 was charge off in 2001. The following table recaps the distribution of the proceeds including the reduction in proceeds for the uncollected third party advance. If you include the un-recovered advance in accounting for the proceeds, the third party proceeds were approximately 66% of the net amount after miscellaneous fees. The following is the offering summary:


Gross Proceeds                                          $164,738
                                                        --------
Third party proceeds retained:
Participation and fees                                    64,059
Advance for future sales                                  46,851
                                                        --------
Total                                                    110,910

Miscellaneous other fees                                   1,880

Total retention and fees                                 112,790
                                                        --------
Net proceeds to the Company                             $ 51,948
                                                        ========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

Private Equity Placement Agreement

In 1999, the Company executed a share sales and marketing agreement with European Equity and Guarantee Corporation (EEG). During 2000, EEG sold 2,340 shares of the stock and the net proceeds to the Company, after deducting EEG costs, were $64,393. EEG had agreed to purchase stock from the Company at an amount to be not less than 50% of the average between bid and ask values at the time of sale.

Management Trust Transactions

As of December 31, 2001, various third parties have received an aggregate of 2,455,000 shares of the Company's common stock from exercise of the warrants issued by Management Trust. (See Note 6 - Related Party Transactions "Management Trust Arrangement" for a more complete discussion of the arrangement).

During the current year, the Management Trust warrant transactions were as follows:

         The Company agreed with a business consultant that the total value of his services rendered was $7,500. The Company accepted this value as consideration for the exercise of 80,000 warrants. On September 17, 2001, the Company instructed Management Trust to issue Wasatch common stock, held in the trust, to the consultant for the exercise of warrants.

         The Company agreed that the value of financial advisory services rendered pursuant to a consulting agreement was $17,500. The Company accepted this value as consideration for the exercise of 200,000 warrants. On September 19, 2001, the Company instructed Management Trust to issue Wasatch's common stock, held in the trust, to the consultant for the exercise of warrants.

         The Company agreed that the value of the services rendered by two business consultants was $65,500. The Company accepted this value as consideration for the exercise of 725,000 warrants. In October 2001, The Company instructed Management Trust to issue Wasatch's common stock, held in the trust, to the two consultants for the exercise of warrants.

         On October 11, 2001, Management Trust entered into an agreement to sell its warrant rights for the purchase of 500,000 shares of Wasatch common stock to an outside investor group.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

Concurrently, the Company agreed to accept the net proceeds from the sale of the warrant rights as the exercise price on the 500,000 warrants. The investor group made an initial down payment of $150,000 to the Company with the understanding that the final warrant right purchase price would be determined within six months utilizing a formula based on the market price of the stock. At the direction of the Company, Management Trust issued the 500,000 shares of common stock from the trust to the investor group. At December 31, 2001, the ultimate warrant exercise price had not been determined, therefore, the Company deferred recording of warrant exercise transaction. The $150,000 advance payment has been recorded as a liability.

On November 5, 2001, Management Trust borrowed $30,500 from a lender, and transferred the proceeds of the loan to the Company. As collateral for the loan, Management Trust pledged its rights to exercise warrants for up to 400,000 shares of the Company's common stock. A covenant of the loan agreement provided that a minimum aggregate collateral value had to be maintained or the loan would go into default. On December 4, 2001 the aggregate market value of the Company's collateral shares fell below the minimum value set forth in the loan agreement. On December 4, 2001, the lender notified the Company of its intent to exercise the warrants and take possession of the 400,000 shares underlying the warrants. Consequently, at December 31, 2001, the Company recorded the $30,000 as the exercise price for the issue of 400,000 shares of common stock.

On August 1, 2001, the Company entered into a marketing agreement for services to be rendered over a one-year period. The agreement called for an initial cash down payment of $20,000. The marketing company agreed to accept 375,000 shares of common stock of Wasatch in lieu of the cash down payment. The Company agreed to accept marketing services as the exercise price on the 375,000 shares. On November 14, 2001, at the request of the Company, Management Trust transferred the 375,000 shares, held in the trust, from the trust to the marketing company.

On December 11, 2001, the Company agreed that the value of a business consultant's services for writing a research report was $5,000 and accepted this value as consideration for the exercise of warrants. On December 11, 2001, the Company instructed Management Trust to issue 50,000 shares of common stock, held in the trust, to the consultant for the exercise of warrants.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

On December 31, 2001, the Company borrowed $3,000 from an individual lender. In lieu of a cash payment of a $1000 loan fee, the lender agreed to accept 20,000 shares of the Company's common stock. Management Trust transferred the warrant right to 20,000 shares to the lender.

The Company agreed to accept the value of the loan fee as consideration for the exercise of warrants. On December 31, 2001, the Company instructed Management Trust to issue 20,000 shares of the Company's common stock held in trust to the lender for the exercise of warrants.

Stock Issued for Future Transactions

At December 31, 2001, the Company had the following stock transactions that are dependent on future events for their consummation:

         In Fiscal 2000, the Company issued 22,000 shares of common stock as performance collateral to a vendor and the landlord of its distribution center.

         In fiscal 2000, one note holder was issued 5,000 common shares as collateral on its notes payable with an aggregate value of $250,000. At December 31, 2001, the Company has defaulted under the loan agreement, but the note holder has not taken any action to enforce control over the collateral.

         In a stock purchase arrangement for fiscal 2001, the Company received $225,015 in advance of the final transaction closing. The deterioration of share values resulted in the Company agreeing to convert the sale into a loan and the Company's common shares issued (50,378) became collateral on the loan.

         On June 19, 2001, The Company borrowed $300,000 from an investment and development company on a 90-day promissory note with an annual interest rate of 24% and transferred 240,000 newly issued, unregistered common shares to be held as collateral. The loan was not paid on its September 18, 2001 due date.

         With the Company's declining stock values during the fourth quarter, the Company issued the investment and development company an additional 5,000,000 unregistered common shares as additional collateral on the loan. On October 29, 2001 the Company agreed to pay an extension fee of $5,000 and the lender agreed to accept 100,000 registered common shares in lieu of cash.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

The 100,000 registered common shares are discussed more fully elsewhere in this document as the transactions relating to the Management Trust. The October 29, 2001 due date on the note has not been extended and the note has not been foreclosed on. Negotiations on a settlement are continuing.

On December 17, 2001, the Company filed a Securities Act form S-8 registration for 10,000,000 shares of common stock to be used as compensation to a consultant. The consulting contract called for the 10,000,000 shares to be earned before the consultant could have full legal access to the shares.

On December 21, 2001, the Company entered into a loan transaction with a third party to borrow $72,000 for 45 days with interest of $25,000. With the consent of the consultant, the 10,000,000 common shares registered under the aforementioned S-8 registration were used as collateral on the Company's loan. Funding totaling $50,000 was received by December 31, 2001 with the remainder being received in January 2002.

On February 1, 2002, the lender signed an agreement extending the note due date to February 4, 2002, with the proviso that if the stock price reached $.02 or below, the note is callable. The stock price reached $.02 on February 5, 2002, but on February 6, 2002, the Company received a 15-day extension on the note. On Feb 26, the Company received an additional extension to June 4, 2002.

As more fully discussed in Note 6 - Related Party Transactions, a corporation loaned the two principal officers of the Company $88,000, which was in turn transferred to The Company. Collateral on the loan was 8,800,000 restricted shares of the Company's common stock provided by its two principal officers. The loan included a Forbearance Agreement that provided if the loan came into default, the borrower would make available 8,800,000 shares of registered common stock. The option expired on January 16, 2002. The Promissory Note contained a provision that said if the stock price reached $.08 or below, the note would be callable. The stock price reached $.08 on December 10, 2001.

On January 2, 2002, the lender sent a notice of default and gave the two executive officers until January 7, 2002 to correct the default. The default was not corrected by that date, and the lender foreclosed on the collateral shares.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

Generally, the security agreements on these loans provide that The Company will retain the voting rights to the collateral until such time as a default of the loan agreement occurs, then those rights will pass to the note holders. In as much as these shares have been issued as collateral on a transaction to be completed in the future, the value of the common stock was recorded at a nominal amount until such time as the loan is paid off and the collateral shares returned or there is a clearly defined non-negotiable loan default.

The following table summarizes the Company's common stock issued as collateral for future performance and funds borrowed:

    Purpose of Issue                                                   Shares
    ----------------                                                   ------
Issued in 2000 for:
  Contractual performance                                               22,000
  Loan collateral                                                        5,000

Issued in 2001 for:
  Professional services but
   transferred to lender as collateral                              10,000,000
  Collateral on $300,000 loan                                        5,240,000
  Collateral on $  88,000 loan                                       8,800,000
  Other small loans                                                     73,158
                                                                    ----------
Collateral shares at December 31, 2001                              24,140,158
                                                                    ==========

Concession and Compromise with Note Holder

During 1999, a note holder with 255,000 common shares held as collateral asserted their property rights under the default terms of its loan agreement. Under the settlement agreement, reached in March 2000, the lender received $214,750 in cash for principal and interest and 23,000 shares of common stock and returned 232,000 shares of the Company's common stock and extinguished $165,972 of debt.

Capital Markets Fund Raising Efforts

During 2001 and 2000, various individuals and companies were issued 1,498,872 common shares, at a total value of $476,422 and 45,464 common shares, at a total value of $318,375, respectively, as compensation for their unsuccessful attempts to raise capital for the Company.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

Settlement of Litigation Involving Contingent Shares

A former director was affiliated with a company that contended it was a legitimate holder in due course of 120,000 of the Company's common shares. Wasatch management asserted that consideration was never received and, consequently, the shares held were cancelled. In December 2000, the Company issued 2,000 shares of its common stock to settle this contingency.

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

The private investment group and the Company entered into negotiations and reached an agreement on November 7, 2000. Under the terms of the settlement agreement, the Company delivered 15,000 shares of the Company's common stock, and agreed to repay the private investment group the original $180,000 borrowed and a monetary and stock premium to set aside the original agreement. The premium escalated if the Company was not able to meet its commitment.

The Company was unable to meet the repayment requirements and by January 5, 2001 the premium resulted in a total obligation of $350,000 cash and 30,000 shares of the Company's common stock.

The settlement agreement was amended on January 16, 2001 and required the issue of an additional 70,000 shares of the Company common stock to completely rescind the original agreement and the initial settlement arrangement.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

Shares Excluded From EPS Calculations

At December 31, 2001, note holders and certain vendors have been issued 24,129,780 shares of the Company's common stock issued as collateral, in addition, the Company has notes receivable for 4,633,333 shares and a commitment to repurchase 10,378 shares previously sold. If the loans are defaulted or the vendor charges are not paid the collateral shares will be retained by the debtors.

In as much as the shares are returnable upon performance by the Company, they are not included in the shares outstanding for the earnings per share computation.

Non-Qualified Stock Option Plan

On December 16, 1996, The Company adopted the 1996 Non Qualified Stock Option Plan ("Plan") with 17,000 shares of the Company's common stock being issuable at the discretion of Board of Directors. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights. The Plan is designed to allow the Company to provide stock as an incentive to employees, officers, directors and consultants who provide services.

1997 Options Granted Officers

The Board of Directors approved a stock option plan for the benefit of officers and key employees and set aside 20,000 shares for this purpose. At December 31, 1997, options totaling 13,500 shares were granted to the two principal officers, which were exercised in 2000.

1999 Options Granted Officers and Directors

On March 4, 1999, the Board of Directors approved a stock option plan for the benefit of officers and directors and set aside 50,000 shares for this purpose. On March 4, 1999, five year fully vested options were granted to the two principal officers (40,000) and two directors (7,000) at $.05 per share. These options were exercised in 2000. Generally the plan calls for the vesting period to be determined by the Board of Directors and will have a term of two years.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

April 2000 Officers, Directors and Employees Plan

On April 18, 2000, the Board of Directors approved two non-qualified stock option plans with an option period of five years at $200.00 per share. The plan called for 30,000 shares for the officers and directors and 20,000 shares for the employees. No options have been granted under either plan at December 31, 2001.

2000 Non-Qualified Stock Option Plan

On August 3, 2000, the Board of Directors approved the 2000 Non-Qualified Stock Option Plan and registered 80,000 shares for employees and consultants. The Board of Directors will determine the terms, exercise price and vesting, as well as other rights.

Consultants Stock Options

On December 20, 2000, the Board of Directors approved stock options plans for two consultants for up to 32,000 and 82,000 shares, respectively. A total of 114,000 shares were registered on January 8, 2001. With the exception of 16,000 shares that were contingent upon the performance of the consultant, the shares are fully vested at the grant date and must be fully exercised by December 30, 2006. As of December 31, 2001, 16,000 shares remain to be granted under this plan. All stock options granted under the plan were exercised during 2001.

Cancellation of Unexercised Stock Options

On March 13, 2002, the Board of Directors approved the cancellation of unexercised or un-issued grants under stock option plans in existence as of the September 11, reverse stock split. With the one for two reverse stock split and the one for fifty reverse split of the last two years, the value of the stock options previously approved and granted became worthless.

Exercise Of Stock Options By The Management Team

On November 17, 2001, members of the management group, directors and key consultants, were granted stock options to purchase 4,633,332 common shares at an exercise price of $.10 per share. On December 31, 2001, all option grantees exercised their stock options to purchase the full number of granted common shares. The board of directors authorized the acceptance of promissory notes from the grantees for the full amount of the exercise price.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

11. CERTAIN STOCK TRANSACTIONS continued

Due to a continuing deterioration of the Company's stock value, on March 14, 2002, the Board of Directors, with the approval of the parties involved, voted to cancel the shares that had been issued pursuant to a grant of stock options under the November 2001 plan. The Board also approved the cancellation of the corresponding non-recourse notes that had been signed in payment of the $.10 per share exercise price on the stock options.

12. EMPLOYEE AND CONSULTANTS STOCK OPTION PLANS

Employee Stock Option Plans

The Company's employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. Option grants to employees generally vest immediately and expire one to ten years from the date of grant. Most employees are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade, performance level and the stock price. In 2001, employees received stock option grants, totaling 4,633,333 shares.

Stock option information with respect to the Company's employee stock option plans is as follows:

           Share Transactions                             Exercise Price
Transaction for the year ended                        ----------------------      Weighted
and as of December 31,                 Shares            Low          High         Average
Unexercised Balance at 1999             60,500        $  0.10       $  0.10        $  0.10
Granted                                 15,760           0.05          9.50           3.50
Excersied                              (70,500)          0.05          0.10           0.09
Forfeited                                    -              -             -              -

Unexercised Balance at 2000              5,760           9.50          9.50           9.50
Granted                              4,633,333           0.10          0.10           0.10
Excersied                           (4,633,333)          0.10          0.10           0.10
Forfeited                                    -              -             -              -
                                    ----------        -------       -------        -------
Unexercised Balance at 2001              5,760        $  9.50       $  9.50        $  9.50
                                    ==========        =======       =======        =======

At December 31, 2001 and 2000 unexercised employee stock options were fully vested and exercisable at the weighted-average prices shown above. During the years ended December 31, 2001 and 2000, the Company issued 4,633,333 and 10,000 shares of restricted common stock, respectively.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

12. EMPLOYEE AND CONSULTANTS STOCK OPTION PLANS continued

In March 2002, the Company offered and the grantee's accepted the offer to return all of the shares obtained with the November 2001 option grant in exchange for the cancellation of the notes ($463,333) given for the exercise price.

Fair Value Disclosures of Employee Stock Options

Company employee stock option grants are set at either the closing price of the Company's common stock on the date of grant or the amount negotiated with grantee service provider and the related number of shares granted is fixed at that point in time. Therefore, under the principles of APB No. 25, the company does not recognize a compensatory expense associated with the grant of employee stock options exercise price is equal to or greater than the market value shares under grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its stock options and shares sold under its stock purchase plan under the fair value method of that statement.

The fair  value  of the  options  was  estimated  at the  date of grant  using a
Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates of 6.09% and 6.06%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 197% and 171%; and expected life of the options of four months and twenty-one months. These assumptions resulted in weighted-average fair values of $.04 and $83.75 per share for stock options granted in 2001 and 2000, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing valuation models do not provide a reliable single measure of the fair value of its stock options granted.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

12. EMPLOYEE AND CONSULTANTS STOCK OPTION PLANS continued

For purposes of pro forma disclosures, the estimated fair values of the employee stock options are charged to operations when granted. The Company's pro forma information is as follow (in thousands):

                                               December 31,
                                       ---------------------------
                                          2001              2000
                                       ---------         ---------
Pro forma net loss                     $ (3,331)         $ (2,670)
Pro forma loss per share:
Basic                                     (1.82)            (8.34)
Diluted                                   (1.82)            (8.34)

Consultant's Stock Option Plans

The Company outsourcers the marketing, internet, financial and administrative professional level services as a means of more effectively utilizing its limited resources. As a general rule, stock options are a key component of outsourced service contracts. The Company's consultant's stock option plans provide for nonqualified stock options grants. These grants vest immediately and expire one to five years from the date of grant. In 2001, contractor-consultants received stock option grants for the purchase of 29,000 common shares. Consultant's stock option grants are recorded at fair value on the date of the grant and the resulting charge is allocated to the period benefited.

Stock option information with respect to the Company's consultants' stock option plans is as follows:

              Share Transactions                                    Exercise Price
Transactions for the year ended                                  -------------------------     Weighted
and as of December 31,                               Shares           Low           High        Average
---------------------------------                   --------      ----------    ----------    ----------
Unexercised Balance at 1999                              500       $ 100.00      $ 100.00      $ 100.00
Granted                                              159,960           0.05         14.50          9.86
Exercised                                            (58,000)          0.05         14.50          9.27
Forfeited                                                  -              -             -             -

Unexercised Balance at 2000                          102,460           0.05        100.00         10.62
Granted                                               29,000           6.25        100.00         43.53
Exercised                                            (98,000)          0.05         12.50         10.21
Forfeited                                               (500)        100.00        100.00        100.00
                                                    --------       --------       -------       -------

Unexercised Balance at 2001                           32,960       $ 100.00       $  6.25       $ 39.45
                                                    ========       ========       =======       =======

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

12. EMPLOYEE AND CONSULTANTS STOCK OPTION PLANS continued

At December 31, 2001 and 2000 unexercised consultant's stock options were fully vested and exercisable at the weighted-average prices shown above. During the years ended December 31, 2001 and 2000, the Company issued 98,000 and 58,000 shares of restricted common stock, respectively.

The following summarizes information about consultant's shares under option in the respective exercise price ranges at December 31, 2001:

                                          Weighted-Average     Weighted-Average
 Range of Exercise           Number         Remaining Life      Exercise Price
 Price Per Share           Outstanding         (Years)             Per Share
 ------------------        -----------    -----------------    ----------------
 6.25-25.00                   16,960            4.24                $ 16.96
 25.01-50.00                  11,000            1.45                  50.00
 50.01-100.00                  5,000            3.00                 100.00
                              ------            ----                -------
                              32,960            3.55                $ 39.45
                              ======            ====                =======

Stock Options Approved But Not Granted

On June 18, 2001, the Board approved stock options to Gary Heesch (CEO) and David Giles (CFO) for each to purchase 10,000 shares at $25.00 per share and 10,000 shares at $100.00 per share. The Company anticipated that these options would be used to reimburse the two executive officers for warrants they would be giving up for the benefit of the Company. These stock options were never granted and were cancelled with a Board resolution on March 13, 2002. See Note 15 - Commitments and Contingencies.

13. INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax at December 31, 2001 and 2000:

                                                  2001               2000

Loss before income taxes                       $ 3,138,894       $ 2,352,925
                                               ===========       ===========

Income tax benefit computed at
statutory rates                                $(1,067,224)      $  (799,995)
Increase in valuation allowance                    888,499           530,343
Expenses not deducted for tax purposes             165,208           267,445
Permanent differences:
Nondeductible expenses                              13,517             2,207
                                               -----------       -----------
Tax Benefit                                    $         -       $         -
                                               ===========       ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

13. INCOME TAXES continued

No federal income taxes have been paid since the inception of the Company.

Deferred Income Taxes

The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax liabilities and assets are as follows:

                                                     2001               2000
                                                     ----               ----
Deferred tax liabilities                          $        -         $        -
                                                  ----------         ----------
Deferred tax assets:
Net operating loss carry forwards                  2,497,220          2,352,956
Adjustment of net operating loss
 carry forwards                                            -           (744,235)
Valuation allowance                               (2,497,220)        (1,608,721)
                                                  ----------         ----------
Total deferred tax assets                                  -                  -
                                                  ----------         ----------
Net deferred tax asset (liability)                $        -         $        -
                                                  ==========         ==========


Deferred income tax provisions for the years ended December 31, 2001 and 2000 result from the following temporary differences:

                                                   2001               2000
                                                   ----               ----
Net operating loss carry forward benefit        $ (888,499)         $(530,343)
Valuation allowance                                888,499            530,343
                                                ----------          ---------
Total deferred tax benefit                      $        -          $       -
                                                ==========          =========

Net Operating Loss Carry Forwards

As of December 31, 2001, the Company had cumulative net operating loss carry forwards for federal income tax purposes of approximately $7,248,400 which expire in 2008 through 2021, and net operating loss carry forwards for alternative minimum tax purposes of approximately the same amount which expire in 2008 through 2021. Due to ownership changes, Internal Revenue Code Section 382 could limit future utilization of the net operating loss carry forwards.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

14. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense were comprised of the following:

                                                                                      Cumulative
                                                                                       Amounts
                                                                                   Since Inception
                                               Year Ended December 31,              to December 31,
     Description                                2001              2000                    2001
     -----------                                ----              ----             -----------------
Officers compensation                       $   645,312       $   537,835             $ 2,470,274
Professional services                           513,282           503,064               1,406,723
Employee compensation                            83,407            31,163                 114,570
Loss on capital venture                               -                 -                 500,000
Investor related expenses                       395,300           231,335                 706,242
Loan and other fees                             127,973            13,980                 200,514
Bad debts                                             -            65,849                  65,849
Depreciation and amortization                    42,126                 -                  42,126
Licensing expense                                     -            40,000                  40,000
Public relations                                 20,000            70,737                  90,737
Rent                                             58,571             8,261                  66,832
Travel expense                                   52,277            32,475                 164,223
Telephone                                        24,273            11,961                 104,543
Insurance                                         4,019               653                  20,584
Postage, printing and delivery                   26,942             4,988                  47,752
Payroll tax interest and penalties               23,300                 -                  59,870
Other                                           62,510             41,000                 514,815
                                            -----------       -----------             -----------
Total                                       $ 2,079,292       $ 1,593,301             $ 6,615,653
                                            ===========       ===========             ===========

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

15. COMMITMENTS AND CONTINGENCIES

Lease Commitment

The Company has leased its office, clinic and warehouse space. One office lease has a monthly rent of $735 on a month-to-month lease. The other two leases have monthly rental payments of $2,500 and $7,824 and are for a period of five years. These leases commenced in November and December of 2000 and provide for yearly escalations. Rent expense was approximately $139,993 and $49,718 for December 31, 2001 and 2000, respectively. The estimated future contractual rental payments are show below.

                     Date                     Amount
                     ----                     ------
                     2002                    $ 120,978
                     2003                      124,082
                     2004                      127,244
                     2005                      119,459
                                            ----------
                     Total                  $  491,763
                                            ==========

Acquisition Share Commitment

On November 16, 2001, the Company entered into a consulting agreement with a consultant to identify existing medical clinics for potential acquisition and to negotiate with those candidates the terms and conditions of acquisitions. The Company registered 10,000,000 common shares on a Securities Act form S-8 registration to be used in the acquisition and as compensation to the consultant. These shares were not to be earned until certain specific requirements were met. On December 21, 2001, the Company borrowed $72,000 on a 60-day promissory note and security agreement from a private lender. The consultant agreed to allow the Company to use the 10,000,000 shares as collateral on the loan. The due date on this note has been extended to June 4, 2002.

If the principal and accrued interest is not paid off by the due date, the lender has the option to take over the common shares being held as collateral. If this event occurs, the Company would be required to replace those shares through a registration in order to fulfill its obligation under the consulting agreement.

Replacement of Heesch and Giles Warrants

In September 2001, Gary Heesch, (CEO) and David Giles, (CFO) transferred 1,384,865 Class A and 1,384,865 Class B warrants to a trust for the benefit of the Company.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

15. COMMITMENTS AND CONTINGENCIES continued

The Company subsequently received economic benefits of approximately $300,000 for these warrants in the form of loans, debt reduction and loan extensions. Because Mr. Heesch and Mr. Giles relinquished their rights to these warrants and any economic gains, the Company has agreed to compensate them in the future with stock options or other forms of deferred compensation.

16. PENDING LITIGATION

Default Judgment On Promissory Note

On December 11, 2001, a default judgment was entered against the Company in the state of Kentucky for a September 12, 2001 Wasatch promissory note of $225,000 that was due October 23, 2001. The Promissory Note included a Security Agreement, which pledges all of the assets of the Company, including furniture, fixtures, inventory, receivables, and contracts, but excludes patents. On February 4, 2002, the courts in the State of Utah approved a Writ of Execution for $232,657. On April 15, 2002 a Notice for May 1, 2002 Sheriff's Sale of Personal Property was received by the Company. The Company has retained counsel that is in the process of researching case study on whether Kentucky was the appropriate jurisdiction to issue a default judgment. Based on the positive results of that research, the Company will file a motion to have the Sheriff's sale set aside. There cannot be complete assurance that the Company's position will prevail.

Former Officer's Mortgage Obligation

On November 27, 2000, Capital Asset, Inc. a mortgage lender, filed suit in Utah State Court, claiming that the Company has an obligation to repay a personal loan obligation of a former officer/consultant of the Company. The former officer/consultant executed a mortgage loan secured by his home and falsely claimed that he was authorized to obligate the Company on the repayment of the loan. The former officer/consultant defaulted on the loan. Capital Assets, Inc. foreclosed on the property and has now filed a claim demanding that the Company pay the difference (approximately $402,000) between the foreclosure sale proceeds and the amount left owing on the mortgage. The Company's attorney has filed an answer and the Company intends to file a counter claim against Capital Asset. The Company feels that the claim is entirely without merit because there is no evidence that the Company was willing to accept liability for the personal loan of the officer/consultant.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

16. PENDING LITIGATION continued

Pocatello Idaho Rent Deficiency

On March 13, 2002, an Order on Stipulation and Judgment was filed in the District Court of the State of Idaho for the collection of a $5,495 debt for unpaid rents owed by the Company on a clinic in Pocatello Idaho. That location was closed in 1996. The Company has 30 days to pay the judgment.

Small Claims Judgment

Teddy Kelson filed a $3,634 claim in Small Claims Court for interior decorating services. A judgment was entered against the Company on February 26, 2002.

17. SUBSEQUENT EVENTS

On January 7, 2002, a default occurred on an $88,000 Promissory Note. The lender foreclosed on 8,800,000 shares that had been issued to Gary Heesch, (CEO) of the Company and pledged to the lender as collateral on the loan.

On January 10, 2002, the Company signed a one-year consulting agreement with two consultants. The compensation in each consulting agreement was 5,000,000 registered shares of the Company's common stock plus 5,000,000 warrants at an exercise price of $.022 per share. On January 17, 2002, the Company filed an S-8 registration for 20,000,000 shares of the Company's common stock. The warrants were exercised and the 10,000,000 shares were issued to each consultant.

On January 21, 2002, the Company entered into a one year consulting agreement with a marketing consultant. Compensation was 10,000,000 warrants exercisable at $.005 per share into registered shares of the Company's common stock. On January 29, 2002, the Company filed an S-8 registration to register the underlying common shares. The consultant exercised the warrants and 10,000,000 shares were issued.

During the first quarter of 2002, the board of directors recognized the loyal and valuable services of three consultants over the last several years. The value of these services was not previously quantifiable but now with a viable common share market, the Company desired to provide stock based compensation to them. The following describes those share issued:

On January 28, 2002, the Board of Directors of the Company agreed to issue 10,000,000 shares of the Company's common stock to compensate a consultant for services. In March 2002 the Board authorized the issuance of 60,000,000 additional restricted shares to the consultant for services.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

17. SUBSEQUENT EVENTS continued

On March 22, 2002, the Board of Directors approved the issuance of 15,000,000 restricted shares to the Vice President of Operations, who, prior to joining the Company, had consulted with the Company for many years. The shares were issued on April 3, 2002.

On April 15, 2002, the board of directors approved the issuance of 50,000,000 restricted shares to a contractor for rendered and to be rendered consulting services. On April 17, 2002, an additional 10,000,000 restricted shares were issued to the same contractor.

On January  10,  2002,  the board of  directors  approved  an  amendment  to the
Articles  of  Incorporation  to  increase  the  authorized   common  stock  from
100,000,000 to 750,000,000 shares.

On January 10, 2002, the Board of Directors agreed to issue a total of 110,000,000 restricted shares of the Company's common stock to Gary Heesch,
(CEO), David Giles, (CFO), and Robert Arbon, director, as collateral on compensation owed to them. The total accrued compensation recorded, as owing to the three is $918,975. These shares were issued and placed in trust until the Company is in a position to pay the accrued compensation. On March 13, 2002, due to declining stock values, the Board of Directors approved the issuance of an additional 200,000,000 shares of the Company's common stock as collateral to be held in trust for the accrued obligation.

On February 15, 2002, the Company entered into a one year consulting agreement with a consultant. The compensation agreed to was 15,000,000 shares of the Company's common stock that would be registered with a Securities Act form S-8. On March 5, 2002, the Company filed a S-8 registration statement and issued the 15,000,000 shares.

In February 2002, Gary Heesch, (CEO) entered into an accommodation loan transactions whereby he borrowed $25,000 on a 60 day promissory note. The loan proceeds went to the Company. Collateral on the loan was 20,000,000 restricted shares of the Company's common stock that had been issued to Mr. Heesch. The Company has accepted responsibility for the repayment of this loan.

In two similar transactions in March and April 2002, Mr. Heesch borrowed a total of $150,000 that went to the Company. The loan included a $100,000 promissory note that was due in 90 days and a $50,000 promissory note that was due is 60 days. Collateral for the notes were shares of the Company's common stock of 90,000,000 and 50,000,000 shares, respectively, that had been issued to Mr. Heesch.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

17. SUBSEQUENT EVENTS continued

The Company has accepted the responsibility for the repayment of these two loans.

In two similar transactions in March and April 2002, Mr. Heesch borrowed a total of $150,000 that went to the Company. The loan included a $100,000 promissory note that was due in 90 days and a $50,000 promissory note that was due is 60 days. Collateral for the notes were shares of the Company's common stock of 90,000,000 and 50,000,000 shares, respectively, that had been issued to Mr. Heesch. The Company has accepted the responsibility for the repayment of these two loans.

In two similar transactions in March and April 2002, Mr. Heesch borrowed a total of $150,000 that went to the Company. The loan included a $100,000 promissory note that was due in 90 days and a $50,000 promissory note that was due is 60 days. Collateral for the notes were shares of the Company's common stock of 90,000,000 and 50,000,000 shares, respectively, that had been issued to Mr. Heesch. The Company has accepted the responsibility for the repayment of these two loans.

On April 1, 2002, The Company formed Wasatch  Pharmaceutical  Acquisition,  Inc.
(WPAI), a Utah corporation, to be used in conjunction with a financing and acquisition programs. WPAI's initial transaction was a convertible debenture offering, in the state of Colorado, which was exempted under Rule 504 of the Securities Act of 1933. The offering resulted in debenture subscriptions of $1,000,000 and as of April 3, 2002, $25,000 had been received on the subscriptions. Subsequently to completing the offering subscription, WPAI was merged into the Company. Under the merger agreement, The Company assumed the obligation to repay the debentures or honor the conversion rights of the debenture holders. The debentures are convertible into Wasatch common stock based on their face value and at an amount that equals 60% of the average low bid price of the Company's common stock on the date of conversion.

On April 4, 2002, a total of $55,000 worth of debentures was converted into 14,620,690 shares of the Company's common stock. That conversion was comprised of the aforementioned $25,000 subscription receipt and $30,000 worth of services that were exchanged for debentures that were then converted to stock.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                           DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

17.  SUBSEQUENT EVENTS continued

On April 4, 2002, the Company filed a Securities Act form S-8 registration to register 50,800,000 shares of the Company's common stock. Options to purchase 50,000,000 Company shares at an exercise price of $.005 per share were granted to a consultant for services to be rendered under a one year consulting agreement signed April 3, 2002. The remaining 800,000 shares were issued to an attorney for legal services to be rendered. The consultant paid $50,000 to exercise stock options to purchased 10,000,000 shares of common stock.

On April 9, 2002, the board of directors approved an amendment to the Articles of Incorporation to increase the authorized common stock from 750,000,000 shares to 1,000,000,000 shares.