Form 10QSB
period 2002-03-31
WASATCH PHARMACEUTICAL INC
filed 2002-06-10
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to_________________

                         Commission file number: 0-22899

                          Wasatch Pharmaceutical, Inc.
                 -----------------------------------------------
               (Exact name of registrant as specified in charter)

              Utah                                         84-0854009
  -------------------------------                 ---------------------------
  State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
  incorporation or organization

                     310 East 4500 South, Murray, Utah 84108
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 266-4688
                 ----------------------------------------------
                 Issuer's telephone number, including area code

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

              Class A Common Stock, $.001 Par Value, 4,106,122,823
                shares issued and outstanding as of June 3, 2002.

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

The unaudited balance sheet of the Registrant as of March 31, 2002 along with the related unaudited statements of operations, cash flows and supplemental cash flows for the three month periods ended March 31, 2002 and 2001 and the period from inception (September 7, 1989) through March 31, 2002, and the statement of changes in common stockholders' deficit for the three month periods ended March 31, 2002 and for the period from inception (September 7, 1989) through March 31, 2001 are attached hereto.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

The following financial statements are included in this report:

         Consolidated Balance Sheets as of March 31, 2002
           Consolidated Assets.............................................F - 1
           Consolidated Liabilities ...................................... F - 2

         Consolidated Statements of Operations
           For the Quarters ended March 31, 2002 and 2001 and
           the period from inception (September 7, 1989) through
           March 31, 2002..................................................F - 3

         Consolidated Statements of Changes in Common Stockholders'
          Deficit for the periods From inception (September 7, 1989)
          through December 31, 2001........................................F - 4
           Quarter ended March 31, 2002....................................F - 5

         Consolidated Statements of Cash Flows
           For the Quarters ended March 31, 2002 and 2001 and
           the period from inception (September 7, 1989) through
           March 31, 2002..................................................F - 6

         Consolidated Statements of Supplemental Cash Flows For
          the Quarters ended March 31, 2002 and 2001 and the period
          from inception (September 7, 1989) through March 31, 2002 .......F - 7

         Notes to the Consolidated Financial Statements....................F - 8

                                  WASATCH PHARMACEUTICAL, INC.
                                (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                         March 31, 2002
--------------------------------------------------------------------------------------------------


                                            ASSETS
CURRENT ASSETS
  Cash                                                                               $        380
  Accounts receivable - trade                                                               8,455
  Allowance for uncollectibles                                                             (2,289)
  Advances to officers and employees                                                      131,271
  Inventory                                                                               219,237
  Prepaid expenses                                                                        214,538
                                                                                     ------------

      Total Current Assets                                                                571,592
                                                                                     ------------

PROPERTY AND EQUIPMENT
  Office fixtures and equipment                                                           154,213
  Leasehold improvements                                                                   64,544
  Internet system and equipment                                                            37,064
  Machinery and equipment                                                                  36,713
                                                                                     ------------
                                                                                          292,534
  Less accumulated depreciation                                                          (124,261)
                                                                                     ------------

      Net Property and Equipment                                                          168,273
                                                                                     ------------

OTHER ASSETS
  Intangibles                                                                              75,759
  Less accumulated amortization                                                           (33,670)
  Deposits                                                                                 18,319
                                                                                     ------------

      Total Other Assets                                                                   60,408
                                                                                     ------------

TOTAL ASSETS                                                                         $    800,273
                                                                                     ============

        The accompanying footnotes are an integral part of this financial presentation

                                  WASATCH PHARMACEUTICAL, INC.
                                (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                         March 31, 2002
--------------------------------------------------------------------------------------------------


                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                                           $    756,225
  Accrued interest                                                                      1,057,475
  Accrued salaries                                                                        359,993
  Payroll taxes                                                                           169,707
  Other accrued expenses                                                                   57,540
  Notes payable and advances currently due:
    Notes payable to be repaid from future funding                                      1,453,363
    Special notes payable and loans                                                     1,260,984
    Officers' and director's notes payable                                                896,172
                                                                                     ------------

      Total Liabilities                                                                 6,011,459
                                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued and outstanding                                            49
  Common stock, $0.001 par value, 750,000,000 shares
    authorized,  517,773,675 shares issued and outstanding                                517,774
  Additional paid-in capital                                                            6,458,640
  Accumulated development stage deficit                                               (11,605,080)
                                                                                     ------------
                                                                                       (4,628,617)
  Less shares issued for future transactions                                             (582,569)
                                                                                     ------------

      Total Stockholders' Deficit                                                      (5,211,186)
                                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $    800,273
                                                                                     ============

           The accompanying footnotes are an integral part of this financial presentation


                                                F-2

                                 WASATCH PHARMACEUTICAL, INC.
                                (A Development Stage Company)
                             CONSOLIDATED STATEMENT OF OPERATIONS
---------------------------------------------------------------------------------------------------------------

                                                                                                  Cumulative
                                                                     For the Quarter Ended       Amounts From
                                                                           March 31,              Inception To
                                                                   --------------------------      March 31,
                                                                      2002           2001             2002
                                                                   ----------    ------------     -------------
REVENUES
  Professional fee income                                          $    2,479    $      2,946     $     249,561
  Product sales                                                        12,927          20,754           528,469
                                                                   ----------    ------------     -------------

                                                                       15,406          23,700           778,030
                                                                   ----------    ------------     -------------

SKIN CARE TREATMENT AND PRODUCT EXPENSE
  Cost of products sold                                                 6,306           5,900            80,475
  Salaries                                                             76,570          62,450         1,214,868
  Employee leasing                                                          -               -           218,745
  Payroll taxes                                                             -               -           143,005
  Physicians fees                                                       5,300           6,300           329,784
  Rent                                                                 21,887          21,248           351,707
  Advertising and marketing                                             3,174          24,580           293,168
  Depreciation                                                          8,804           5,379            78,941
  Consulting                                                                -          30,010            30,010
  Other                                                                 5,316           4,500           159,539
                                                                   ----------    ------------     -------------

      Total                                                           127,357         160,367         2,900,242
GENERAL AND ADMINISTRATIVE EXPENSE                                    530,310         758,066         7,145,963
INTEREST                                                               77,621         107,123         1,927,191
                                                                   ----------    ------------     -------------

      Total Operating Expenses                                        735,288       1,025,556        11,973,396
                                                                   ----------    ------------     -------------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                             (719,882)     (1,001,856)      (11,195,366)

PROVISION FOR INCOME TAXES                                                  -               -                 -
                                                                   ----------    ------------     -------------

LOSS FROM CONTINUING OPERATIONS                                      (719,882)     (1,001,856)      (11,195,366)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                               -               -          (409,717)
                                                                   ----------    ------------     -------------

NET LOSS                                                           $ (719,882)   $ (1,001,856)    $ (11,605,083)
                                                                   ==========    ============     =============

BASIC LOSS PER COMMON  SHARE                                       $    (0.01)   $      (1.69)
                                                                   ==========    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                          63,737,152         593,657
                                                                   ==========    ============

        The accompanying footnotes are an integral part of this financial presentation

                                               F-3

                                          WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                 DEFICIT For the Period from Inception (September 7, 1989) to December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------


                                                       Preferred
                                                         Stock        Common Stock        Additional   Accumulated         Total
                                                         ------    ----------   --------    Paid-In     Development   Stockholders'
                                                         Amount      Shares      Amount     Capital     Stage Deficit     Deficit
                                                         ------    ----------   --------   -----------  ------------   ------------
Stock issued at inception by the Company
  for services rendered                                  $    -        25,000  $      25   $     5,311                 $      5,336

Recorded preferred stock amount                              49             -          -             -                           49

Equivalent shares exchanged in the consolidation
  of Medisys Research Research Group, Inc.
  and Wasatch Pharmaceutical, Inc                                       5,066          4       213,659                      213,663

Shares issued in connection with -
  Unsuccessful fund raising                                         1,613,402      1,613       914,609                      916,222
  Loan extensions                                                     140,155        140        19,771                       19,911
  Borrowing funds                                                       1,484          1           147                          148
  Exercised stock options                                              78,500         79        64,286                       64,365
  Securities sold for cash or notes                                 5,240,178      5,240     3,663,552                    3,668,792
  Compensatory shares for loan guarantee                              100,000        100         7,400                        7,500
  Restricted shares issued principal officers for
    unrestricted shares returned to the Company                        32,016         32       325,810                      325,842
  Retirement of debt and interest                                       8,663         12       317,636                      317,648
  Lender claims on defaulted loan                                     240,000        240       245,190                      245,430
  Settling Lindberg-Hammer matter                                       2,000          2            98                          100
  Pharmacy joint venture                                                2,000          2        10,093                       10,095

Stock issued in exchange arrangements for -
  Cancellation of debenture obligation                                102,708        103       368,233                      368,336
  Exchange arrangement with principal officers                          5,770          6       132,064                      132,070

Acquisition of oil and gas properties
  Shares issued for oil and gas properties                             21,510         22     3,719,665                    3,719,687
  Exchange of properties for shares issued                            (18,000)       (18)   (3,349,365)                  (3,349,383)

Preferred Stock Investment
  Shares issued for preferred stock of insurance co.                    7,500          8           742                          750
  Exchange of preferred shares held for investment                     (7,500)
    for originally issued shares                                                      (8)         (742)                        (750)

Securities sold through officer exchange
  Shares sold under exempt exchange agreement                           5,500          6       140,361                      140,367
  Compensatory shares for exchange agreement                            1,611          2        28,253                       28,255

Redemption of stock for cash and notes                                 (1,500)        (2)      (24,998)                     (25,000)

Miscellaneous -
  Correction to sales price of shares sold officer                                             (24,500)                     (24,500)
  Costs of funds raised                                                     -                 (181,661)                    (181,661)
  Charge for per share price reduction                                                 -             -
    under subscription notes receivable                                                -      (630,390)                    (630,390)
  Various                                                                   -          -        (6,149)                      (6,149)

Shares issued as collateral -
  New issues                                                       24,172,280     24,172       166,756                      190,928
  Collateral returned                                                 (17,500)       (18)       (2,181)                      (2,199)

Net loss for the period from inception                                                                                            -
  through December 31, 2001                                                 -          -             -   (10,885,199)   (10,885,199)
                                                         ------  ------------  ---------   -----------  ------------   ------------

Balance forward December 31, 2001                        $   49    31,760,842   $ 31,761   $ 6,123,649  $(10,885,199)  $ (4,729,740)
                                                         ------  ------------  ---------   -----------  ------------   ------------


                       The accompanying footnotes are an integral part of this financial presentation

                                          WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                 DEFICIT For the Period from Inception (September 7, 1989) to December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------


                                                       Preferred
                                                         Stock        Common Stock        Additional   Accumulated         Total
                                                         ------    ----------   --------    Paid-In     Development   Stockholders'
                                                         Amount      Shares      Amount     Capital     Stage Deficit     Deficit
                                                         ------    ----------   --------   -----------  ------------   ------------
Balance forward December 31, 2001                        $   49    31,760,842  $  31,761   $ 6,123,649  $(10,885,199)  $ (4,729,739)

Shares issued in connection with:
  Consulting fees                                                  95,704,531     95,705       400,845                      496,550
  Loan Fee's                                                            1,780          2         6,228                        6,230
  Exercise of Warrants
    Cash received                                                   8,181,820      8,182       171,818                      180,000
    Loans for exercise price                                       11,818,180     11,818        78,182                       90,000
  Securities sold for cash                                            231,769        232        24,768                       25,000
  Retirement of debt and interest                                   8,801,000      8,801       111,179                      119,980
  Officer's stock awards                                              209,864        210         3,061                        3,271

Miscellaneous
  Costs of funds raised                                                                         (2,391)                      (2,391)
  Rounding Shares                                                           1

Shares issued for future transactions
  New collateral issues                                           374,500,000    374,500             -                      374,500
  Collateral returned                                              (8,802,780)    (8,803)            -                       (8,803)
  Notes cancelled on exercised options                             (4,633,332)    (4,633)     (458,700)                    (463,333)

Net loss for the quartter ended March 31, 2002                -             -          -             -      (719,882)      (719,882)
                                                         ------  ------------  ---------   -----------  ------------   ------------

                                                             49   517,773,675    517,774     6,458,639   (11,605,080)    (4,628,617)
                                                         ------  ------------  ---------   -----------  ------------   ------------
Common shares issued for future consideration
  Shares issued as collateral for Company obligations            (389,827,000)  (389,827)            -                     (389,827)
  Obligation to purchase shares issued                                (10,378)       (10)     (102,731)                    (102,742)
  Subscription receivable for shares issued                   -   (11,818,182)   (11,818)      (78,182)            -        (90,000)
                                                         ------  ------------  ---------   -----------  ------------   ------------

                   Total                                      -  (401,655,560)  (401,656)     (180,913)            -       (582,569)
                                                         ------  ------------  ---------   -----------  ------------   ------------

Shareholders Net Equity March 31, 2002                   $   49   116,118,116  $ 116,119   $ 6,277,726  $(11,605,080)  $ (5,211,186)
                                                         ======  ============  =========   ===========  ============   ============

                      The accompanying footnotes are an integral part of this financial presentation

                                                             F-5

                                          WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------


                                                                                                       Cumulative
                                                                         For the Quarter Ended        Amounts From
                                                                                March 31,             Inception To
                                                                         -------------------------      March 31,
                                                                           2002            2001            2002
                                                                         --------        ---------      -----------
Cash Flow from Operating Activities
  Net loss                                                             $ (719,882)    $ (1,001,856)   $ (11,605,083)
Adjustments to reconcile net (Loss) to net cash
 used by operating activities:
   Depreciation and amortization                                           19,332           14,985          129,577
 Depreciation and losses on fixed asset disposals
   Clinic assets                                                                -                -           43,590
   Oil and gas assets                                                           -                -            4,189
 Loss on disposal of oil and gas properties                                                      -          382,933
 Expenses paid with common shares                                         318,930          474,374        1,393,434
 Increase (decrease) in working capital
  (Increase) decrease in receivables                                      (15,696)            (890)        (137,437)
  (Increase) decrease in inventory                                          4,331         (115,866)        (219,237)
  (Increase) decrease in prepaid expenses                                (211,738)        (139,842)        (214,538)
  Increase (decrease) in accounts payable                                 (27,359)          15,416          756,225
  Increase (decrease) in accrued interest                                  54,698           52,589        1,057,474
  Increase (decrease) in other accruals                                  (864,752)          19,057          587,238
  Common stock exchanged for current assets                               214,538                -          214,538
  Notes given for deferred compensation                                   868,976                -          868,976
                                                                       ----------     ------------    -------------

      Net cash used by operating activities                              (358,622)        (682,033)      (6,738,121)
                                                                       ----------     ------------    -------------

Cash Flow from Investing Activities
  Purchase of fixed assets                                                 (2,105)         (73,162)        (278,743)
  (Increase) decrease in other assets                                      (1,608)          (2,578)         (86,990)
                                                                       ----------     ------------    -------------

      Net cash provided (used) by investing activities                     (3,713)         (75,740)        (365,733)
                                                                       ----------     ------------    -------------

Cash Flow from Financing Activities
  Proceeds from borrowings                                                165,921          274,148        5,036,510
  Expenses paid by shareholder                                                  -                -           38,323
  Repayment of loans                                                         (861)        (318,535)      (1,418,433)
  Proceeds from sale of common shares                                     199,565          807,482        3,303,883
  Capital contributed by shareholder                                            -                -          154,800
  Collection of share subscriptions                                             -                -          141,727
  Exercised stock options                                                       -                -          125,250
  Redemption of common shares                                                   -                -          (20,409)
  Cost of raising capital                                                  (2,391)               -         (257,417)
                                                                       ----------     ------------    -------------

Net cash provided by financing activities                                 362,234          763,095        7,104,234
                                                                       ----------     ------------    -------------

NET INCREASE (DECREASE) IN CASH                                              (101)           5,322              380
  Balance at beginning of period                                              481              230                -
                                                                       ----------     ------------    -------------

  Balance at end of period                                             $      380     $      5,552    $         380
                                                                       ==========     ============    =============

                 The accompanying footnotes are an integral part of this financial presentation

                                          WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------


                                                                                                       Cumulative
                                                                         For the Quarter Ended        Amounts From
                                                                                March 31,             Inception To
                                                                         -------------------------      March 31,
                                                                           2002            2001            2002
                                                                         --------        ---------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Cash paid for interest                                                      924                -          164,761
  Cash paid for income taxes                                                    -                -                -

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Common stock for assets acquired or (exchanged)
    Clinical equipment and fixtures                                             -                -           13,790
    Oil and gas properties
      Acquired                                                                  -                -        3,732,316
      Exchanged                                                                 -                -       (3,349,383)
    Preferred stock of an insurance company
      Acquired                                                                  -                -              750
      Exchanged                                                                 -                -             (750)
  Stock issued for future transactions
    Amount on issuance of common stock                                    463,500           24,157        1,729,550
  Adjustment to subscriptions receivable                                   (4,633)           4,633         (626,056)
  Write - off of subscriptions receivable                                       -                -         (520,391)
  Common stock for
      Goods and services                                                  501,986          242,204        1,576,491
      Interest                                                             22,000           53,913          279,359
      Retirement of debt                                                   98,000                -          436,047
      Loan extensions and fees                                              6,230            9,170            9,592
  Accrued interest added to principal                                           -                -          147,276
  Reduction of debt settlement amount                                           -                -          550,000
  Payment of consulting fee directly by note holder                             -                -           22,500


                      The accompanying footnotes are an integral part of this financial presentation

                                                            F-7

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

         The consolidated financial statements include Wasatch Pharmaceutical, Inc., a development stage company, (the Company or Wasatch), and its wholly owned subsidiaries, Medisys Research Group, Inc. (Medysis), American Institute of Skin Care, Inc. (AISC) and AISC Online, Inc. (AISC Online).

         Medisys Research Group, Inc., the original company, was incorporated on September 7, 1989 (the "Date of Inception" as that term is used in these financial statements). In January 1994, Medisys incorporated a wholly owned subsidiary, American Institute of Skin Care, Inc., to operate and administer Medisys' clinical skin treatment programs. On December 29, 1995, Ceron Resources Corporation, a Delaware corporation with publicly traded common stock, and Medisys executed an Agreement and Plan of Reorganization whereby Ceron issued 85% of its to be outstanding shares of common stock in exchange for all of the issued and outstanding common stock of Medisys.

         In January 1996, for the purpose of changing its corporate domicile to Utah, the combined Ceron and Medisys entity merged into a newly formed Utah corporation - Wasatch Pharmaceutical, Inc. In January 2001, AISC Online, Inc., was incorporated as a wholly owned Wasatch subsidiary to provide skin treatment products and services through the Internet.

         The Statement of Operations for the three months ended March 31, 2002 and 2001 and for the period from inception (September 7, 1989) through March 31, 2002, the Statement of changes in Stockholders Equity for the three months ended March 31, 2002 and the Balance Sheet as of March 31, 2002 include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 - CHANGES IN PRESENTATION

         Certain financial presentations for the first quarter of 2001 have been reclassified to conform to the 2002 presentation.

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 4 - GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the comparative calendar three-month periods ended March 31, 2002 and 2001 and the period from inception through March 31, 2002 are as follows:

                                                                                          Cumulative
                                                    Quarter Ended March 31,               Amount from
                                           ------------------------------------------    Inception to
               Description                         2002                 2001            March 31, 2002
-----------------------------------------------------------------------------------------------------------
Officers Compensation                          $     76,500         $   162,500       $   2,546,774
Professional Services                               263,766             370,486           1,670,488
Employee compensation                                23,513              23,227             138,083

Loss on capital venture                                   -                   -             500,000

Investor Related Expenses                            12,929                 577             719,171
Loan and Other Fees                                  14,175             103,604             214,690

Bad Debts                                                 -                   -              65,849
Depreciation and Amortization                        10,528              10,694              52,654

Licensing Expense                                         -               7,808              40,000

Public Relations                                          -                   -              90,737
Rent                                                  10,658             11,161              77,490
Travel Expense                                        14,429             11,337             178,652

Telephone                                             4,027               6,564             108,570

Insurance                                             2,491               2,470              23,075

Postage, Printing & Delivery                          2,365              11,825              50,117

Payroll Tax Interest & Penalties                     11,931               6,476              71,801
Other                                                82,998              29,337             597,812
                                               ------------         -----------       -------------
                  Total                        $    530,310         $   758,066       $   7,145,963
                                               ============         ===========       =============

NOTE 5 - SUBSEQUENT COMMON STOCK TRANSACTIONS

         On April 3, 2002, the Company entered into consulting agreements with two consultants and granted stock options for the purchase 50,800,000 S-8 registered shares of the Company's common stock at an option price of $.005 per share. On April 4, 2002, options to purchase 10,800,000 shares were exercised and the shares were issued.

         On April 4, 2002, the Company filed an S-8 registration statement to register 36,000,000 shares of the Company's common stock to be used as compensation to members of the management team. Six million shares were issued to each of five members of the management team including the CEO and the CFO and six million shares were issued to the corporate attorney for services. The parties agreed that the value for their services was in the aggregate $30,000.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 5 - SUBSEQUENT COMMON STOCK TRANSACTIONS (Continued)

          During April and May 2002, debentures, totaling $150,000, sold under a 1933 Act 504 exemption were converted into 117,903,518 common shares under the debenture agreement. The $150,000 in debentures was originally issued in exchange for $60,000 in cash and $90,000 of services performed for the Company.

         On April 29, 2002, the Board of Directors of the Company approved an increase in the authorized common stock to 5,000,000,000 shares.

         During April and May, a total of 385,000,000 shares of restricted common stock were issued to two financial consultants for past and present services for a mutually agreed value of $135,000.

         During April and May, the Company entered into two consulting agreements with one consultant to provide acquisition and due diligence services and agreed to issue to him 380,000,000 shares to be registered under an S-8 registration. On May 10, 2002, the Company filed an S-8 registration for the shares and the shares were issued. The stock was issued at $.00099 per share for total consideration of $375,000.

         Due to the continuing decline in the market value of its stock, on May 8 and June 3, 2002 the Company issued 700,000,000 restricted common shares to Gary Heesch, CEO, and 700,000,000 restricted common shares to David Giles, CFO, to be held as additional collateral on outstanding compensation obligations. In addition during May and June of 2002. the Company issued 965,500,000 restricted common shares were issued as additional collateral on a $300,000 loan that was due September 18, 2001.

         In April and May of 2002, the Company issued 225,000,000 restricted common shares to Gary Heesch to be pledged as collateral on funds that Mr Heesch borrowed on behalf of the Company.

         As of June 3, 2002, 4,106,122,823 shares of the Company's common stock had been issued and is outstanding. Included in that total is 2,980,327,000 common shares issued that are returnable to the Company if it meets its obligations under existing note and loan agreements and 10,454,545 common shares that have been contracted for and issued without receipt of the final payments of $60,000 under the subscription agreements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

         The Registrant has developed proprietary technology for the treatment of various skin disorders including acne, eczema, and psoriasis. After successfully completing controlled clinical studies, the Registrant established prototype clinics to duplicate the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in an Internet network of patients and doctors and Registrant owned clinics across the country. The two prototype treatment clinics are currently in operation in Utah. Although the Registrant has confirmed the technology through the successful treatment of hundreds of patients and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and market development.

         To this date, the Registrant has not had the resources to fully implement its plan for the development and expansion of its Internet and clinic operations. Due to the lack of working capital, the Registrant's financial statements contain a "going concern" disclosure, which places into question the Registrant's ability to continue without substantial increases in revenues or additional long-term financing.

         The Registrant had been seeking funding to establish an Internet presence, open additional clinics in major metropolitan areas and to launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs, and an advertising campaign supplemented by a physician referral program, revenues could be increased substantially with the infrastructure in place that is operating at 5% to 10% of clinic capacity.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002 the Registrant had current assets of $571,600 and current liabilities of $6,011,500 resulting in a working capital deficit of $5,439,900, which is a $124,400 deficit decrease from December 31, 2001. The decrease in the deficit is due to a large increase in cost prepayments ($214,500) made with the Registrant's common stock offset by a continuing infrastructure investment. The prepayments are attributable to charges for consulting that will be amortized over the remainder of the current fiscal year. Principal among these prepaid costs are charges for third party strategic planning, marketing and the long-term capital raising effort.

         The discount to market for services received in exchange for common stock forced a 100% increase in the number of common shares exchanged during the quarter one 2002 reporting period. In the first quarter of 2001, the Registrant issued approximately 1,000,000 common shares for $242,200 worth of contract services. In the first quarter of 2002, the Registrant issued 95,635,000 common shares for contract services valued at $496,550 Consequently, there is a 60% to 80% discount to market value on shares issued for services.

         The first quarter loss was financed with common stock exchanged for services ($318,900), short-term borrowing ($165,000), and additional shareholder capital investment ($200,000.)

RESULTS OF OPERATIONS

         For the three months ended March 31, 2002, the Registrant's revenues remained nominal at $15,400 but were less when compared to revenues of $23,700 for the same period of 2001. The Registrant's clinic and online operating expenses decreased $33,000 in the first three months of 2002, as compared to the first three months of 2001. This reflects a quarter one of 2001 emphasis on ramping up the marketing and sales efforts for the Utah clinics and the Internet operations during that period while those expenditures were curtailed in 2002 because of limited resources.

         The $719,900 loss for the first quarter of 2002 is $282,000 less than the loss for the comparable period of 2001. This decrease reflects a lack of resources to continue the staff buildup that commenced in the first quarter of 2001 in anticipation of planned major clinic and Internet sales and marketing programs. Those programs were cut back in the latter part of 2001. In addition, there was a decrease in the expenditures to raise funds for the Registrant's start up operations. The lack of resources retrenchment program included reducing personnel and contract services $192,700, loan and other fees $89,400 while miscellaneous other expenses increased $53,700. The Registrant anticipates that the losses will continue until the it obtains the funding that will enable management to fully implement the Registrant's business plan.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         As more fully described under Item 3, Legal Proceeding of the 10KSB filed for the year ended December 31, 2001, a default judgment in Kentucky was granted against Wasatch for the amount of $235,657 on a Promissory Note. The judgment was transferred to Utah and the Third District Court in the State of Utah ordered a Sheriff's Sale for May 1, 2002. The Sheriff's Sale was suspended based on a preliminary settlement agreement, however, the parties have not completed the final settlement agreement and negotiations are continuing.

                          ITEM 2. CHANGES IN SECURITIES

         Unless otherwise noted, the following transactions for the Registrant's first quarter of fiscal 2002 were all classified as the sale or transfer of unregistered securities issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act. All such sales or transfers were without direct or indirect general solicitation or advertising. In addition, to the best of the Registrant's knowledge, the share recipient was sophisticated in financial investments and received a variety of financial and other information from and about the Registrant and had access to the Registrant's reports filed with the Securities and Exchange Commission.

         In November 2001, 8.8 million shares of the Registrant's common stock were issued to Mr. Gary Heesch, CEO of the Registrant, and David Giles, CFO of the Registrant, to be used as collateral on a 30-day promissory note for $88,000. The loan was made to them individually and the proceeds were transferred to the Registrant along with the responsibility for repayment of the promissory note. The note was not paid when due and a notice of default was received January 2, 2002. On January 7, 2002, the lender foreclosed on the collateral shares to recover $88,000 in principal plus $22,000 in accrued interest. At the time of foreclosure, the closing bid price on the Registrant's common stock was $.093 per share. In as much as the amount due on the obligation was the most reasonable value to reflect the transaction in the financials, the defaulted loan principal amount and the accrued interest (totaling $110,000) were recorded as the issue price of the common shares relinquished.

         On February 7, 2002, the Registrant agreed to grant stock options for 300,000 of its restricted common shares to a contract consultant who had previously exercised Class A and B warrants for 185,000 shares of common stock for $10,000. The Registrant and the consultant agreed to value the additional compensatory shares at an exercise price of $.046 per share, which results in a total transaction value of $13,800 for the 300,000 shares.

         On December 15, 2001, the Registrant entered into a one year consulting agreement with a consultant for a contract value of $10,000. There was $7,500 in consideration paid in a separate transaction. As a final services payment, the consultant received and accepted 50,000 restricted Registrant common shares for the remaining $2,500 in value for the services rendered, which was a 47% discount from market.

         The Registrant executed an agreement to compensate a financial consultant for the loyal and valuable services he had performed during the past several years. Due to the contingent nature of the work, the benchmark for recognizing and establishing the value of the services was not clearly defined or record able until the first quarter of 2002. The Registrant and the consultant agreed that the fair value for the services was $150,000. The following common shares were issued as compensation for those services:

                          ITEM 2. CHANGES IN SECURITIES
                                   (Continued)

         o On January 28, 2002, the Registrant issued 10 million shares of the Registrant's restricted common stock.

         o On March 8, 2002, the Registrant issued an additional 30 million common shares due to the continuing deterioration of shares values in the market place, and

         o On March 18, 2002, the Registrant issued an additional 30 million common shares. Due to the further deterioration of shares values in the market place.

         On January 28, 2002, the Registrant issued 110 million restricted shares of its common stock to Gary Heesch, CEO, Dave Giles, CFO, and Robert Arbon, Director of the Registrant, as security on unpaid compensation. The total compensation recorded, as owing to the aforementioned three officers, was $807,799. A nominal value was used to record the collateral shares because they are issued for a future contingent transaction. On March 13, 2002, due to declining stock values, the Registrant issued an additional 200 million shares to secure this debt. These shares were also recorded at a nominal value.

         On January 30, 2002, the Registrant issued 12.5 million shares of its common stock as additional collateral on a $300,000 loan that went into default on December 16, 2001. On March 13, 2002, due to continuing declining stock values, the Registrant issued 17 million additional common shares as collateral on the loan. These shares were recorded at a nominal value.

         On March 4, 2002, the Registrant issued Gary Heesch, CEO, 20 million shares of its common stock to be used as collateral on a loan made to him personally for the benefit of the Registrant. In this transaction Mr. Heesch borrowed $25,000 on a 60-day note and loaned the money to the Registrant. Interest on this note is $3,750 for the 60 days. The Registrant has assumed the repayment obligation on the loan and recorded the collateral shares at a nominal value.

         On March 15 and April 3, 2002, the Registrant agreed to issue Gary Heesch, CEO, 15 million and 75 million shares, respectively, of its common stock to be used as collateral on a loan made to him personally for the benefit of the Registrant. In this transaction Mr. Heesch borrowed $100,000 on a 90-day note and loaned the money to the Registrant. Interest on this note is $30,000 for the 90 days. The Registrant has assumed the repayment obligation on the loan and recorded the collateral shares at a nominal value.

         On March 14, 2002, due to the rapid drop in the market value of the Registrant's common stock, the Registrant proposed and the management group and key consultants accepted an agreement to cancel a December 2001 transaction whereby 4,633,332 common shares were issued for notes receivable of $463,333

         In 1st quarter of 2002, the Registrant decided not to exercise a "call option" it had on 100,000 shares of common stock it had sold during the 4th quarter of 2001. The original transaction was recorded as a "repo agreement" obligation. When the option was not exercised, the transaction was recast as a common share sale at the aggregate value of the obligation of $16,707.

                 ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

                        ITEM 5. OTHER INFORMATION - None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K -

                  Compensatory Stock Issued Agreement in 8-K filed February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.

Dated June 10, 2002


By: /s/ David K. Giles
------------------------------------------------
David K. Giles
Chief Financial Officer & Corporate Secretary