Form 10QSB
period 2002-06-30
WASATCH PHARMACEUTICAL INC
filed 2002-09-11
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

                     310 East 4500 South, Murray, Utah 84108
               (Address of principal executive offices) (Zip Code)

                                 (801) 266-4668
                 Issuer's telephone number, including area code

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

         Class A No Par Common Stock, 26,156,122,824 shares issued and outstanding as of September 3, 2002.

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

The unaudited balance sheet of the Registrant as of June 30, 2002 and the audited balance sheet of the Registrant as of December 31, 2001 along with the related unaudited statements of operations, cash flows and supplemental cash flows for the six month and three month periods ended June 30, 2002 and 2001 and the period from inception (September 7, 1989) through June 30, 2002, and the statement of changes in common stockholders' deficit for the six month periods ended June 30, 2002 and for the period from inception (September 7, 1989) through June 30, 2002 are attached hereto.

Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

The following financial statements are included elsewhere as an exhibit to this report:

         Consolidated Balance Sheet as of June 30, 2002
           Consolidated Assets............................................F - 1

         Consolidated Liabilities and Shareholders' Equity................F - 2

         Consolidated Statements of Operations for the Six and
           Three Months Ended June 30, 2002 and 2001 and the
           Cumulative Amounts From Inception (September 7, 1989)
           To June 30, 2002...............................................F - 3

         Consolidated Statements of Changes in Stockholders'
           Deficit for the Six and Three month periods ended
           June 30, 2002..................................................F - 4

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2002 and 2001 and the Cumulative
           Amounts From Inception (September 7, 1989) to
           June 30, 2002..................................................F - 5

         Consolidated Statements of Supplemental Cash Flows for
           the Six Months Ended June 30, 2002 and 2001 and the
           Cumulative Amounts From Inception (September 7, 1989)
           to June 30, 2002...............................................F - 6

         Notes to the Consolidated Financial Statements...................F - 7

Item 2. Management Discussion And Analysis Of Financial Conditions And Results Of Operations

Forward-Looking Information

         This quarterly report on Form 10-QSB of Wasatch Pharmaceutical, Inc., a Utah corporation (the "Company"), for the six months ended June 30, 2002, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

         The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses and exposures related to its distribution and sale of its products in which other companies have control over the final sale and utilization of its products; changes in and compliance with governmental laws and regulations, including various state and federal drug laws and regulations; the Company's current dependency on the ability of Gary V. Heesch, a director and chief executive officer, to continue to obtain funding for the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain the necessary additional financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow. If the Company is unable to raise additional financing from outside investors and/or bank and mezzanine lenders sufficient to generate revenues to cover its operating costs, it may be forced to seek unplanned protection under the Federal Bankruptcy Statutes.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company's believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices. Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

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

         The Company had been seeking funding to establish an Internet presence, open additional clinics in major metropolitan areas and launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs, an advertising campaign and a physician referral program, revenues could be substantially increased with an established infrastructure that is operating at 5% to 10% of capacity.

Liquidity And Capital Resources

         At June 30, 2002 the Company had current assets of $813,300, current liabilities of $5,983,400, which results in a working capital deficit of $5,170,100 that is a $394,100 decrease in the deficit that existed at December 31, 2001. The decrease in the working capital deficit is due to the Company's continuing investment in prepaid contract services to be utilized in raising capital funds. There was an operating loss of $1,693,500 and $973,600 for the six-month and three-month periods ended June 30 2002. These operating losses were financed with borrowings and common stock issues.

         There was additional shareholder investment of $320,000 ($121,000 in the second quarter) and common stock issued for goods and services totaling $751,200 ($432,600 in the second quarter.) The Company borrowed $366,900 on short-term obligations during the first half of 2002 ($201,000 during the second quarter). During this period notes totaling $345,000 matured but went unliquidated to default. These notes were foreclosed and under the terms of the indebtedness, 1,078,801,000 shares of the Company's common stock were issued as compensation for the defaulted debt.

         In addition, at June 30, 2002, officers and executives of the company have accumulated unpaid annual compensation totaling $1,319,600, including $870,300 in notes. This represents the annual compensation approved for the management but unpaid as a result of inadequate resources.

         The Company, through its board of directors, formally recognized that Mr. Gary V. Heesch, CEO, and David K. Giles, CFO, have, from inception, performed valuable technical and management services during the Company's development stage without receiving adequate compensation. These under-compensated services were performed prior to September 1, 2000, at which time employment contracts were executed with these two executive officers. While recognizing the obligation, the Company did not establish its dollar value because the amount is predicated upon the Company's ability to pay such amount out of cash profits without jeopardizing the financial stability of the Company.

Results Of Operations

         For the three months ended June 30, 2002, the Company's revenues remained nominal at $10,400. Revenues for the six months ended June 30, 2002 were $25,800. The Company's operating expenses for its sales unit decreased $32,000 in the first six months of 2002, as compared to the first six months of 2001. The comparable second quarter sales unit operations saw the expenses decrease $23,200. The decreases reflect the Company's emphasis on retaining only the essential personnel and resources in anticipation of obtaining funding for the Internet division and the Utah clinics.

         The Company's corporate general and administrative expenses increased $29,700 to $1,261,500 for the two quarters of 2002 when compared to the same quarters of 2001. This stabilized cost level is again reflective of the management drive to retain essential resources while it is seeking capital funds. The G&A for the comparable quarters of 2002 and 2001 increased $282,000 because of increased non-cash stock compensation fees paid in search of long-term funding.

         The Company had a net loss of $973,600 for the second quarter of 2002 as compared to a loss of $781,800 in the same period of 2001. The year to date loss for 2002, when compared to six months of 2001 decreased due to a large loss in quarter one of 2001 ($1,001,900). Roughly 50% ($751,200) of the year to date loss was funded by issuing common stock for goods and services. The Company anticipates that the losses will continue until it obtains the funding that will enable management to fully implement the Company's business plan.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         As more fully described under Item 3, Legal Proceeding of the 10KSB filed for the year ended December 31, 2001, a default judgment in Kentucky was granted against Wasatch for the amount of $235,657 on a Promissory Note. The judgment was transferred to Utah and the Third District Court in the State of Utah ordered a Sheriff's Sale for May 1, 2002. The Sheriff's Sale was suspended based on a preliminary settlement agreement, however, the parties did not complete the final settlement agreement and a second Sheriff's Sale has been ordered for September 9, 2002.

         On August 1, 2002, a Complaint was filed against Wasatch in the Third District Court in and for the County of Salt Lake, State of Utah as a result of a default in the payment of a Promissory Note for $300,000 that was due September 20, 2001. Gary Heesch, CEO of the Company, signed as a personal guarantor of the Promissory Note. An extension agreement was signed December 21, 2001 which committed Wasatch to pay a total of $400,000 in principal and interest by March 30, 2002 plus provide freely tradable stock with a value of at least $40,000. Wasatch is in default on this payment and was not able to provide the free trading stock. The complaint seeks a judgment on the Note for $440,000, interest at the rate of 24% from June 1, 2001 until paid, a late fee of 10% of the principal amount due on the Note, or $44,000 and Plaintiff's costs and attorney's fees. Management is currently organizing an answer to the Complaint has not been filed.

         On August 12, 2002, a Complaint was filed in the Fourth Judicial District Court in Utah County, State of Utah against American Institute of Skin Care, Inc., a subsidiary of Wasatch Pharmaceutical, Inc., for default in lease payments on the Company's clinic in Provo, Utah. The amount of the past due lease payments is $2,900 plus court costs, attorney's fees and penalties of approximately $1,600. On August 23, 2002, a default judgment was ordered consisting of $3,069 in uncollected rent, late charges and interest, treble damages for unlawful detainer of $2,392, attorney's fees, legal expenses and court costs of $1,082, and an Order of Restitution to turn over the leased property within three days. The Company has vacated the leased property in Provo and closed down the clinic. -

Item 2.  Changes In Securities

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

         In five separate transactions during the quarter, restricted common shares were issued to Mr. Gary Heesch, CEO of the Registrant, for past services and obligations. These shares were then pledged as collateral on loans made to Mr. Heesch personally and then the loan proceeds were transferred directly to the Company. In each case, the Company assumed the loan obligations on the same terms and conditions that Mr. Heesch was committed. The following shares of the Company's common stock were issued as the aforementioned collateral:

         * On April 3, 2002, 75 million shares was issued to Mr. Heesch and used as collateral on a $100,000 loan due June 21, 2002.

         * On April 8, 2002, 50 million shares was issued to Mr. Heesch and used as collateral on a $50,000 loan which was due June 9, 2002.

         * On May 1, 2002, 100 million shares was issued to Mr. Heesch and used as collateral on a $20,000 loan which is due April 25, 2003.

         * On June 21, 2002, 1 billion shares was issued to Mr. Heesch and used as collateral on a $100,000 loan which was due August 13, 2002.

         * On June 21, 2002, 900 million shares was issued to Mr. Heesch and pledged as additional collateral on two previous loans for $20,000 and $100,000.

         During the quarter, the Company went into default on four different loans totaling $247,000 from three different lenders. Proceeds from each of these loans went directly to the Company and the Company assumed responsibility for the loans. A total of 1.07 billion shares of the Company's common stock had been pledged as collateral on these loans with 1.06 billion of the collateral shares issued to Mr. Heesch and 10 million common shares issued to a third party. The lenders foreclosed on the 1.07 billion common shares to cover the $247,000 plus $65,000 in accrued interest. The closing bid price of the Company's common stock on the day of foreclosure for the four loans had ranged from $.0009 to $.0001 per share. In as much as the amount due on the obligation was the more reasonable and conservative basis to reflect the value of the common shares exchanged in the financials, the defaulted loan principal and the accrued interest totaling $312,000 were recorded as the issue price of the of common stock relinquished.

         The Registrant agreed to compensate, with shares of common stock, two management consultants for their loyal and valuable services they had performed during the past several years. Due to the results oriented nature of the work, the benchmark for recognizing and establishing the value of their loyal services was not determinable. In the second quarter of 2002, management concluded that it should recognize their loyalty and contributions of the past. Consequently, the Registrant and the two consultants agreed that the fair value for these prior services was $135,000. The following shares of the Company's common stock were issued as compensation:

         o On April 3, 2002, the Registrant issued 15 million shares of the Registrant's restricted common stock.

         o On April 15, 2002, the Registrant issued 50 million shares of the Registrant's restricted common shares.

         o On April 17, 2002, the Registrant issued an additional 10 million common shares due to the deterioration of shares values in the market place.

         o On May 29, 2002, the Registrant issued an additional 310 million common shares due to the further deterioration of shares value in the market place.

         In 1st quarter, 2002, the Registrant issued 310 million restricted shares of its common stock to Gary Heesch, CEO, Dave Giles, CFO, and Robert Arbon, Director of the Registrant, as security on unpaid compensation. The total compensation owing to the aforementioned three officers was $870,300. A nominal value was used to record the shares of common stock collateral because they are issued as security for future payments that are contingent upon the Company achieving profitability and a positive cash flow. Due to declining stock values during the 2nd quarter, the Registrant issued an additional 2.85 billion Company common shares to Mr. Heesch and 2,85 billion shares to Mr. Giles as security on this debt. These shares were also recorded at a nominal value.

         Under the terms of a Promissory Note for $300,000 dated June 20, 2001 and due December 16, 2001, the Registrant was obligated to issue restricted common shares of the Company as collateral for the loan and to maintain a value for these collateral shares equal to twice the amount of the $300,000 principal value of the loan. Through the 1st quarter 2002, the Registrant had issued 39.5 million restricted common shares to fulfill this collateral share value obligation. During the 2nd quarter, the market value of the common stock declined significantly going from a high of $.01 to a low of $.0001. Due to this significant decline in market value, the Registrant issued an additional 4,965,500,000 collateral shares. These shares were recorded at a nominal value.

On August 2, 2002, the Registrant amended its corporate charter to eliminate the par value of the its common stock and reduce it from a $.001 Par Value to a No Par value with a stated value of $.000001.

Item 3.  Defaults Upon Senior Securities  - None.

Item 4.  Submission Of Matters To A Vote Of Securities Holders  - None.

Item 5.  Other Information  - None.

Item 6.  Exhibits And Reports On Form 8-K

         (a)      Exhibits.

                  Exhibit Number:

                  1.1 Certification of Gary V. Heesch, President (chief executive officer) of Wasatch Pharmaceutical, Inc. and David K. Giles Treasurer (chief accounting officer) of Wasatch Pharmaceutical, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K -

         A Form 8-K was filed on April 12, 2002 to report that in accordance with a Compensatory Stock Issue Agreement executed in first quarter, the Board of Directors approved the issuance of 200 million additional restricted common shares as collateral on obligations owing to Gary Heesch, CEO, and David Giles, CFO. Sixty million shares were authorized by the Board of Directors to be issued to a consultant for services. In addition, on April 9, 2002, the Board of Directors approved an Amendment to the Articles of Incorporation to increase the authorized common shares from 750 million to one billion.

         A Form 8-K was filed on May 3, 2002 to report that on April 30, 2002, the Board of Directors approved an Amendment to the Articles of Incorporation to increase the authorized common shares from one billion to five billion.

         A Form 8-K was filed June 12, 2002 to report that on June 6, 2002, the Board of Directors approved an Amendment to the Articles of Incorporation to increase the authorized common shares from five billion to twenty billion. The board also authorized the issuance of 4.3 billion common shares as additional collateral on the compensatory obligations to the two principal executive officers of the Company and 1.5 billion common shares as additional collateral on a $300,000 promissory note.

          A Form 8-K was filed July 17, 2002 to report that on July 15, 2002, the Board of Directors approved and then filed an Amendment to the Articles of Incorporation to increase the authorized common shares from twenty billion to thirty billion. Also the Registrant disclosed that additional restricted shares of common stock were issued as collateral to Gary Heesch, CEO, (two billion shares) and David Giles, CFO, (two billion shares) under the aforementioned Compensatory Stock Issue Agreement and to Collier Management and Development Company (4.5 billion shares) under the terms of a $300,000 loan agreement. The additional share issue was necessary due to the continuing deterioration of the market share value of the Registrant's common stock.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



WASATCH PHARMACEUTICAL, INC.


Dated:   September 11,  2002



By: /s/ David K. Giles
   ---------------------------------------------
   David K. Giles
   Chief Financial Officer & Corporate Secretary

                                   WASATCH PHARMACEUTICAL, INC.
                                  (A Development Stage Company)
                                    CONSOLIDATED BALANCE SHEET
                                          JUNE 30, 2002
                                           (Unaudited)

                                             ASSETS
CURRENT ASSETS
  Cash                                                                              $       133
  Accounts receivable - trade                                                             9,852
  Allowance for uncollectibles                                                           (2,289)
  Advances to officers and employees                                                    132,700
  Inventory                                                                             217,418
  Prepaid expenses                                                                      455,525
                                                                                    -----------

      Total Current Assets                                                              813,338
                                                                                    -----------

PROPERTY AND EQUIPMENT
  Office fixtures and equipment                                                         154,213
  Leasehold improvements                                                                 64,544
  Internet system and equipment                                                          37,063
  Machinery and equipment                                                                36,713
                                                                                    -----------
                                                                                        292,534
Less accumulated depreciation                                                          (138,405)
                                                                                    -----------

Net Property and Equipment                                                              154,128
                                                                                    -----------

OTHER ASSETS
  Intangibles - net of amortization                                                      36,773
  Deposits                                                                               17,899
                                                                                    -----------

Total Other Assets                                                                       54,671
                                                                                    -----------

TOTAL ASSETS                                                                        $ 1,022,138
                                                                                    ===========

                                   WASATCH PHARMACEUTICAL, INC.
                                  (A Development Stage Company)
                                    CONSOLIDATED BALANCE SHEET
                                          JUNE 30, 2002
                                           (Unaudited)

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                                          $   699,432
  Accrued interest                                                                    1,110,974
  Accrued salaries                                                                      449,306
  Payroll taxes                                                                         218,117
  Other accrued expenses                                                                    643
  Notes and advances currently due:
  Shareholder and vendor notes                                                        1,403,363
  Special financing notes                                                             1,206,151
  Officer compensation and other notes                                                  895,465
                                                                                    -----------

Total Liabilities                                                                     5,983,451
                                                                                    -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized 49,258 issued and outstanding                                          49
  Common stock, no par value and a $.000001 stated value,
    authorized 20,000,000,000 shares, 15,305,616,085
    shares issued and outstanding                                                        15,306
  Additional paid-in capital                                                          7,746,895
  Accumulated development stage deficit                                             (12,578,698)
                                                                                    -----------
                                                                                     (4,816,448)
Less shares issued for future transactions                                             (144,866)
                                                                                    -----------

Total Stockholders' Deficit                                                          (4,961,314)
                                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 1,022,138
                                                                                    ===========

                                           WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)


                                                                                                                      Cumulative
                                                                                                                        Amounts
                                                        For the Six Months Ended      For the Three Months Ended    From Inception
                                                                June 30,                        June 30,            (Sept. 7, 1989)
                                                      ----------------------------    ---------------------------     To June 30,
                                                          2002            2001            2002           2001             2002
                                                      ------------     -----------    ------------    -----------     -------------
REVENUES
  Professional fee income                             $      4,062     $     5,455    $      1,584    $     2,509     $     251,144
  Product sales                                             21,761          27,928           8,833          7,175           537,303
                                                      ------------     -----------    ------------    -----------     -------------
                                                            25,823          33,383          10,417          9,684           788,448
                                                      ------------     -----------    ------------    -----------     -------------

SKIN CARE TREATMENT AND PRODUCT EXPENSES
  Cost of products sold                                     10,146           9,868           3,840          3,576            84,315
  Salaries                                                 163,357         129,048          86,786         66,597         1,301,654
  Employee leasing                                               -               -               -              -           218,745
  Payroll taxes                                                  -               -               -              -           143,005
  Physicians fees                                            7,300          13,500           2,000          7,200           331,784
  Rent                                                      43,706          38,477          21,819         17,229           373,526
  Advertising and marketing                                  6,337          20,836           3,163         20,836           296,331
  Depreciation                                              17,567          17,303           8,763         13,012            87,705
  Consulting                                                     -               -               -              -            30,010
  Other                                                      8,062          59,108           2,746         23,903           162,285
                                                      ------------     -----------    ------------    -----------     -------------
         Total                                             256,475         288,140         129,118        152,353         3,029,361

GENERAL AND ADMINISTRATIVE EXPENSE                       1,261,483       1,231,828         731,174        449,182         7,877,136
INTEREST                                                   201,361         297,065         123,739        189,942         2,050,931
                                                      ------------     -----------    ------------    -----------     -------------

         Total Operating Expenses                        1,719,319       1,817,033         984,031        791,477        12,957,428
                                                      ------------     -----------    ------------    -----------     -------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   (1,693,496)     (1,783,650)       (973,614)      (781,793)      (12,168,981)

PROVISION FOR INCOME TAXES                                       -               -               -              -                 -
                                                      ------------     -----------    ------------    -----------     -------------

LOSS FROM CONTINUING OPERATIONS                         (1,693,496)     (1,783,650)       (973,614)      (781,793)      (12,168,981)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                    -               -               -              -          (409,717)
                                                      ------------     -----------    ------------    -----------     -------------

NET LOSS                                              $ (1,693,496)    $(1,783,650)   $   (973,614)   $  (781,793)    $ (12,578,698)
                                                      ============     ===========    ============    ===========     =============

BASIC LOSS PER COMMON SHARE                           $      (0.00)    $     (0.05)   $      (0.00)   $     (0.02)
                                                      ============     ===========    ============    ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING              479,445,571      32,908,775     759,867,480     34,658,022
                                                      ============     ===========    ============    ===========

                                                   WASATCH PHARMACEUTICAL, INC.
                                                  (A Development Stage Company)
                                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
                                     For the Six Months and Three Months Ended June 30, 2002
                                                           (Unaudited)



                                                    Preferred         Common Stock          Additional    Accumulated      Total
                                                      Stock  ----------------------------    Paid-In      Development  Stockholders'
                                                     Amount       Shares          Amount     Capital     Stage Deficit     Deficit
                                                     ------  --------------     ---------  -----------   -------------  -----------
Balance forward December 31, 2001                    $   49      31,760,842     $  31,761  $ 6,123,650   $ (10,885,203) $(4,729,742)

Shares issued in connection with:
  Consulting fees                                         -      95,704,531        95,705      400,845                      496,550
  Loan Fee's                                              -           1,780             2        6,228                        6,230
  Exercise of Warrants
  Cash received                                           -       8,181,820         8,182      171,818                      180,000
  Loans for exercise price                                -      11,818,180        11,818       78,182                       90,000
  Securities sold for cash                                -         231,769           232       24,768                       25,000
  Retirement of debt and interest                         -       8,801,000         8,801      111,179                      119,980
  Officer's stock award                                   -         209,864           210        3,061                        3,271

Miscellaneous
  Costs of funds raised                                   -               -             -       (2,391)              -       (2,391)
  Rounding Shares                                         -               1             -            -               -            -

Shares issued for future transactions
  New collateral issues                                   -     374,500,000       374,500            -               -      374,500
  Collateral returned                                     -      (8,802,780)       (8,803)           -               -       (8,803)
  Notes cancelled on exercised options                    -      (4,633,332)       (4,633)    (458,700)              -     (463,333)

Net loss for the quarter ended March 31, 2002             -               -             -            -        (719,882)    (719,882)
                                                     ------  --------------     ---------  -----------   -------------  -----------

Shareholders Equity March 31, 2002                       49     517,773,675       517,774    6,458,640     (11,605,084)  (4,628,620)

Restatement of share value to no par
  Common stock issued                                     -               -      (517,256)     517,256                            -
  Collateral shares issued prior to par value change      -               -             -     (389,448)                    (389,448)

Shares issued in connection with:
  Consulting fees                                         -   1,435,454,476         1,435      676,565                      678,000
  Securities sold for cash                                -     548,137,933           548      120,452                      121,000
  Retirement of debt and interest                         -   1,070,000,000         1,070      363,430                      364,500

Shares issued for future transactions
  New collateral issues                                   -  12,790,500,000        12,791            -                       12,791
  Collateral returned                                     -  (1,070,000,000)       (1,070)           -                       (1,070)
  Shares issued in trust for debenture offering           -      13,750,000            14            -                           14

Net loss for the quarter ended June 30, 2002              -               -             -            -        (973,614)    (973,614)
                                                     ------  --------------     ---------  -----------   -------------  -----------

Shareholders Equity June 30, 2002                        49  15,305,616,085        15,306    7,746,895     (12,578,698)  (4,816,448)
Common shares issued for future consideration
Shares issued as collateral for Company obligations       - (12,124,077,000)      (12,124)           -               -      (12,124)
Obligation to purchase shares issued                      -         (10,378)           (0)    (102,742)              -     (102,742)
Subscription receivable for shares issued                 -      (6,000,000)           (6)     (29,994)              -      (30,000)
                                                     ------  --------------     ---------  -----------   -------------  -----------

                      Total                               - (12,130,087,378)      (12,130)    (132,736)              -     (144,866)
                                                     ------  --------------     ---------  -----------   -------------  -----------

Shareholders Net Equity June 30, 2002                $   49   3,175,528,707     $   3,176  $ 7,614,159   $ (12,578,698) $(4,961,314)
                                                     ======  ==============     =========  ===========   =============  ===========

                                          WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                            Amounts
                                                                             For the Six Months         From Inception
                                                                                Ended June 30,          (Sept. 7, 1989)
                                                                       -------------------------------    To June 30,
                                                                            2002              2001            2002
                                                                       ------------       ------------   -------------
Cash Flow from Operating Activities
  Net loss                                                             $ (1,693,496)      $ (1,783,650)  $ (12,578,697)
Adjustments to reconcile net Loss to net cash
 used by operating activities:
  Depreciation and depletion                                                 38,793             38,036         149,038
  Depreciation and losses on fixed asset disposals
  Clinic assets                                                                   -                  -          43,589
  Oil and gas assets                                                              -                  -           4,189
 Loss on disposal of oil and gas properties                                                         -         382,933
 Expenses paid with common shares                                           746,481            481,994       1,820,986
 Increase (decrease) in working capital
  (Increase) decrease in receivables                                        (18,521)            (2,144)       (140,262)
  (Increase) decrease in inventory                                            6,150           (117,385)       (217,418)
  (Increase) decrease in prepaid expenses                                  (452,725)           (77,592)       (455,525)
  Increase (decrease) in accounts payable                                   (84,152)            31,393         699,432
  Increase (decrease) in accrued interest                                   108,197            228,959       1,110,973
  Increase (decrease) in other accruals                                    (783,926)            71,696         668,066
  Common stock exchanged for current assets                                 527,039                  -         527,039
  Notes given for deferred compensation                                     868,975                  -         868,975
                                                                       ------------       ------------   -------------

Net cash used by operating activities                                      (737,183)        (1,128,691)     (7,116,683)
                                                                       ------------       ------------   -------------

Cash Flow from Investing Activities
  Purchase of fixed assets                                                   (2,105)           (80,412)       (278,743)
  (Increase) decrease in other assets                                        (1,187)            (8,695)        (86,569)
                                                                       ------------       ------------   -------------

      Net cash provided (used) by investing activities                       (3,292)           (89,107)       (365,312)
                                                                       ------------       ------------   -------------

Cash Flow from Financing Activities
  Proceeds from borrowings                                                  366,888            707,753       5,237,477
  Expenses paid by shareholder                                                    -                  -          38,323
  Repayment of loans                                                        (10,369)          (402,534)     (1,427,941)
  Sale of common shares
    Proceeds from sale of common shares                                     326,000            937,323       3,430,318
    Collection of share subscriptions                                        60,000                  -         201,726
  Capital contributed by shareholder                                              -                  -         154,800
  Exercised stock options                                                         -                  -         125,250
  Redemption of common shares                                                     -                  -         (20,409)
  Cost of raising capital                                                    (2,391)           (14,471)       (257,417)
                                                                       ------------       ------------   -------------

      Net cash provided by financing activities                             740,127          1,228,071       7,482,127
                                                                       ------------       ------------   -------------

NET INCREASE (DECREASE) IN CASH                                                (348)            10,273             133
      Balance at beginning of period                                            480                230               -
                                                                       ------------       ------------   -------------

      Balance at end of period                                         $        133       $     10,503   $         133
                                                                       ============       ============   =============

                                          WASATCH PHARMACEUTICAL, INC.
                                          (A Development Stage Company)
                                CONSOLIDATED STATEMENT OF SUPPLEMENTAL CASH FLOWS
                                                   (Unaudited)

                                                                                                       Cumulative
                                                                      For the Quarter Ended           Amounts From
                                                                             June 30,                 Inception To
                                                                   -----------------------------         June 30,
                                                                      2002              2001              2002
                                                                   -----------       -----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
  Cash paid for interest                                           $     2,663       $     1,387           166,500
  Cash paid for income taxes                                                 -                 -                 -

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Common stock for assets acquired or (exchanged)
    Clinical equipment and fixtures                                          -                 -            13,790
    Oil and gas properties
      Acquired                                                               -                 -         3,732,316
      Exchanged                                                              -                 -        (3,349,383)
    Preferred stock of an insurance company
      Acquired                                                               -                 -               750
      Exchanged                                                              -                 -              (750)
  Stock issued for future transactions
    Amount on issuance of common stock                                 463,500            24,157         1,729,550
  Adjustment to subscriptions receivable                                (4,633)            4,633          (626,056)
  Write - off of subscriptions receivable                                    -                 -          (520,391)
  Common stock for
    Goods and services                                                 527,038           242,204         1,601,543
    Interest                                                           129,793           213,647           387,152
    Retirement of debt                                                 396,936            48,084           734,983
    Loan extensions and fees                                             6,230             9,170             9,592
  Accrued interest added to principal                                        -                 -           147,276
  Reduction of debt settlement amount                                        -                 -           550,000
  Payment of consulting fee directly by noteholder                           -                 -            22,500

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

NOTE 1 - NATURE AND HISTORY OF THE BUSINESS

The consolidated financial statements include Wasatch Pharmaceutical, Inc., a development stage company, (the Company or Wasatch), and its wholly owned subsidiaries, Medysis Research Group, Inc. (Medysis), American Institute of Skin Care, Inc. (AISC) and AISC Online, Inc. (AISC Online).

Medysis Research Group, Inc., the original company, was incorporated on September 7, 1989 (the "Date of Inception" as that term is used in these financial statements). In January 1994, Medisys incorporated a wholly owned subsidiary, American Institute of Skin Care, Inc., to operate and administer Medisys' clinical skin treatment programs. On December 29, 1995, Ceron Resources Corporation, a Delaware corporation with publicly traded common stock, and Medisys executed an Agreement and Plan of Reorganization whereby Ceron issued 85% of its to be outstanding shares of common stock in exchange for all of the issued and outstanding common stock of Medisys.

In January 1996, for the purpose of changing its corporate domicile to Utah, the combined Ceron and Medisys entity merged into a newly formed Utah corporation - Wasatch Pharmaceutical, Inc. In January 2001, AISC Online, Inc., was incorporated as a wholly owned Wasatch subsidiary to provide skin treatment products and services through the Internet.

The Statement of Operations for the six months and the three months ended June 30, 2002 and 2001 and for the period from inception (September 7, 1989) through June 30, 2002, the Statement of changes in Stockholders Deficit for the six months and the three months ended June 30, 2002 and the Balance Sheet as of June 30, 2002 include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 - CHANGES IN PRESENTATION

Certain financial presentations for the first and second quarter of 2001 have been reclassified to conform to the 2002 presentation.

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

Included in the balance sheet at June 30, 2002 are certain prepaid expenses, totaling $455,525 that will be charged to operations in 2002 and 2003.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 4 - INVENTORIES

Inventories are valued at the lower of average costs or market and are comprised of the following at June 30, 2002:

                Completed treatment kits           $       7,523
                Finished treatment solutions              41,185
                Unfilled Bottles                         131,508
                Shipping supplies                         30,677
                Other supplies                             6,525
                                                   -------------
                             Total                 $     217,418
                                                   =============


NOTE 5 - INTANGIBLE ASSETS

Intangible assets are valued at the lower of net realizable value to the Company or cost and are comprised of the following at June 30, 2002:

                Trademark application costs        $      33,229
                Product development costs                 42,530
                                                   -------------
                              Total cost                  75,759

                Product development amortization         (38,986)
                                                   -------------
                          Net carrying value       $      36,773
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

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

NOTE 6 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the comparative six months and the three months ended June 30, 2002 and 2001 and Cumlative Amounts for the period from inception (September 7, 1989) through June 30, 2002 are as follows:

                                            Six Months               Three Months         Cumulative
                                          Ended June 30,            Ended June 30,        Amounts To
                                     -----------------------     ---------------------      June 30,
        Expense Description             2002         2001          2002         2001          2002
        -------------------          ----------  -----------     --------     --------     ----------
     Officer's compensation          $  159,000  $   320,000     $ 82,500     $157,500     $2,629,274
     Profession services                872,445      569,664      532,179      199,178      2,279,168
     Employee Compensation               41,191       47,972       17,679       24,745        155,761
     Loss on Capital Venture                                                                  500,000
     Investor Related Expense               160       26,277           26       10,981        706,402
     Loan & Other Fees                   71,733      142,522       57,557       38,234        272,248
     Bad Debts                                                        150                      65,849
     Depreciation & Amort.               21,226       20,733       10,698       10,039         63,352
     Licensing Expense                      300        5,919          105      (1,890)         40,300
     Public Relations                                                                          90,737
     Rent                                21,256       22,205       10,589       11,044         88,088
     Travel Expense                      24,577       29,468       10,148       18,131        188,800
     Communications Expense               8,541       11,928        4,514        5,364        113,084
     Insurance                            2,491        2,135                     (335)         23,075
     Postage and Delivery                 4,604       15,996        2,239        4,172         52,356
     Payroll Tax Costs                   21,741                                                81,611
     Other                               12,218       17,010        2,781      (3,402)        527,078
                                     ----------  -----------     --------     --------     ----------

                Total                $1,261,483  $ 1,231,828     $731,174     $473,762     $7,877,183
                                     ==========  ===========     ========     ========     ==========

NOTE 7 - CONTINGENT COMPENSATION LIABILITY

The Company, through its board of directors, formally recognized that Mr. Gary
V. Heesch, CEO, and David K. Giles, CFO, have, from inception, performed valuable technical and management services during the Company's development stage without receiving adequate compensation. These under-compensated services were performed prior to September 1, 2000, at which time employment contracts were executed with these two executive officers. While recognizing the obligation, the Company did not establish its dollar value because the amount is predicated upon the Company's ability to pay such amount out of cash profits without jeopardizing the financial stability of the Company.

In order to obtain capital through borrowings, the Company had to satisfy a lender requirement that such loans are made to Mr. Heesch and/or Mr. Giles, personally, and that they be secured with Company common stock that was issued or could have been issued to them at least two years prior to the original date of the previously mentioned loans. Consequently, during the last year restricted shares have been issued to Mr. Heesch and Mr. Giles as compensation and used as collateral on these aforementioned personal loans. Because the loan proceeds went directly to the Company, the Company has assumed the obligation to repay each of these loans. These compensatory shares would not have been issued to Mr. Heesch and Mr. Giles if it were not for the requirements of the lender.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

NOTE 7 - CONTINGENT COMPENSATION LIABILITY (Continued)

Mr. Heesch and Mr. Giles have agreed that when the Company liquidates these special purpose loans, they will return the compensatory collateral shares to the Company. Mr. Heesch and Mr. Giles also agreed that the Company is not obligated to make any cash payments for these prior obligations when the shares are returned.

NOTE 8 - SUBSEQUENT COMMON STOCK TRANSACTIONS

On July 15, 2002, the Board of Directors of the Company approved an increase in the authorized common stock from 20,000,000,000 to 30,000,000,000 shares.

On July 31, 2002, the Board of Directors approved an amendment to the Company's corporate charter to change the Par Value of the Common Stock to a No Par Value with a stated value of $.000001.

During July, 2002, debentures totaling $45,000, sold under a 1933 Act 504 exemption were converted into 1,050,000,000 common shares under the debenture agreement. The $45,000 in debentures was originally issued in exchange for $20,750 in cash and $24,250 of services performed for the Company.

Due to the continuing decline in the market value of its stock, on July 15, 2002 the Company issued 2,000,000,000 restricted common shares to Gary Heesch, CEO, and 2,000,000,000 restricted common shares to David Giles, CFO, to be held as additional collateral on outstanding compensation obligations. In addition, on July 15, 2002, the Company issued 4,500,000,000 restricted common shares as additional collateral on a $300,000 loan that was due September 18, 2001.

On August 13, 2002, a $100,000 Promissory Note went into default from non-payment and the lender foreclosed on 1,000,000,000 shares of the Company's common stock held as collateral. The loan was originally made to Gary Heesch, CEO, however, the Company assumed responsibility for the debt when it received the loan proceeds. The collateral shares can become marketable in as much as they were issued for services and obligations due Mr. Heesch for more than two years.

During August 2002, debentures totaling $15,000, sold under a 1933 Securities Act exemption, were converted into 450,000,000 common shares under the debenture agreement.

On August 28, 2002, 300,000,000 shares of the Company's common stock were issued to Gary Heesch, CEO, for services performed prior to September 1, 2000. These shares were pledged as collateral on a 60-day, $10,000 loan with the proceeds going directly to the Company and with the Company assuming responsibility for the obligation.

On August 28, 2002, the Company recorded a consultant's invoice covering $55,000 in services performed prior to December 31, 1999. The board of directors authorized the issuance of a total of 550,000,000 shares of the Company's restricted common stock as payment for this obligation.

As of September 3, 2002, 26,156,122,824 shares of the Company's common stock had been issued and are outstanding. Included in that total is 19,910,327,000 common shares issued that are returnable to the Company if it meets its obligations under existing note and loan agreements and 6,000,000 common shares that have been contracted for and issued without receipt of the final payments of $30,000 on existing stock subscription agreements.