Form 10QSB
period 2002-09-30
WASATCH PHARMACEUTICAL INC
filed 2002-12-03
CIK 37848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

       For the transition period from _______________to_________________

                         Commission file number: 0-22899

                          Wasatch Pharmaceutical, Inc.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

                Utah                                          84-0854009
    -------------------------------                  --------------------------
    State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
    incorporation or organization

                     310 East 4500 South, Murray, Utah 84108
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 263-3949
                 ----------------------------------------------
                 Issuer's telephone number, including area code


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

                   Class A No Par Common Stock, 29,596,122,825
              shares issued and outstanding as of December 1, 2002.

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

The unaudited balance sheet of the Registrant as of September 30, 2002 and the audited balance sheet of the Registrant as of December 31, 2001 along with the related unaudited statements of operations, cash flows and supplemental cash flows for the nine month and three month periods ended September 30, 2002 and 2001 and the period from inception (September 7, 1989) through September 30, 2002, and the statement of changes in common stockholders' deficit for the nine month periods ended September 30, 2002 and for the period from inception (September 7, 1989) through September 30, 2002 are attached hereto.

Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

The following financial statements are included elsewhere as an exhibit to this report:

         Consolidated Balance Sheet as of September 30, 2002
           Consolidated Assets.............................................F-1

         Consolidated Liabilities and Shareholders' Equity.................F-2

         Consolidated Statements of Operations for the Nine and
           Three Months Ended September 30, 2002 and 2001 and the
           Cumulative Amounts From Inception (September 7, 1989)
           To September 30, 2002...........................................F-3

         Consolidated Statements of Changes in Stockholders'
           Deficit for the Nine month period ended September 30, 2002......F-4

         Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2002 and 2001 and the
           Cumulative Amounts From Inception (September 7, 1989)
           to September 30, 2002...........................................F-5

         Notes to the Consolidated Financial Statements....................F-6

                                  WASATCH PHARMACEUTICAL, INC.
                                 (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                       September 30, 2002



                                             ASSETS

CURRENT ASSETS
Cash                                                                                     $         430
Accounts receivable - trade                                                                     10,357
Allowance for uncollectibles                                                                    (2,289)
Advances to officers and employees                                                             144,516
Inventory                                                                                      215,909
Prepaid expenses                                                                               290,262
                                                                                         -------------
Total Current Assets                                                                           659,185
                                                                                         -------------
PROPERTY AND EQUIPMENT
Office fixtures and equipment                                                                  154,213
Leasehold improvements                                                                          64,544
Internet system and equipment                                                                   37,063
Machinery and equipment                                                                         36,713
                                                                                         -------------
                                                                                               292,534
Less accumulated depreciation                                                                 (152,396)
                                                                                         -------------
Net Property and Equipment                                                                     140,138
                                                                                         -------------
OTHER ASSETS
Intangibles - net of amortization                                                               33,228
Deposits                                                                                        14,279
                                                                                         -------------
Total Other Assets                                                                              47,508
                                                                                         -------------
TOTAL ASSETS                                                                             $     846,830
                                                                                         =============


            The accompanying footnotes are an integral part of this Financial Statement

                                  WASATCH PHARMACEUTICAL, INC.
                                 (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                       September 30, 2002



                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade                                                                 $     792,113
Accrued interest                                                                             1,208,044
Accrued salaries                                                                               486,929
Payroll taxes                                                                                  167,658
Other accrued expenses                                                                          58,128
Notes and advances currently due:
Shareholder and vendor notes                                                                 1,403,363
Special financing notes                                                                      1,220,434
Officer Compensation and other notes                                                           897,348
                                                                                         -------------
Total Liabilities                                                                            6,234,018
                                                                                         -------------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 1,000,000
   shares authorized 49,258 issued and outstanding                                                  49
Common stock, No par value and a $.000001 stated value,
   authorized 30,000,000,000 shares, 26,155,616,084
   shares issued and outstanding.                                                               26,156
Additional paid-in capital                                                                   7,838,595
Accumulated development stage deficit                                                      (13,103,322)
                                                                                         -------------
                                                                                            (5,238,522)
Less shares issued for future transactions                                                    (148,665)
                                                                                         -------------
Total Stockholders' Deficit                                                                 (5,387,188)
                                                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $     846,830
                                                                                         =============

             The accompanying footnotes are an integral part of this Financial Statement

                                                F-2

                                                  WASATCH PHARMACEUTICAL, INC.
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                                           (Unaudited)


                                                                                                                 Cumulative
                                                         For the Nine Months Ended    For the Quarter Ended     Amounts From
                                                               September 30,               September 30,        Inception To
                                                        --------------------------   ------------------------   September 30,
                                                            2002          2001          2002          2001          2002
                                                        ------------  ------------   -----------   ----------   ------------
REVENUES
Professional fee income                                 $      4,525  $      8,005   $       462   $    2,550   $    251,606
Product sales                                                 31,899        34,202        10,139        6,273        547,441
                                                        ------------  ------------   -----------   ----------   ------------
                                                              36,424        42,207        10,601        8,823        799,048
                                                        ------------  ------------   -----------   ----------   ------------
SKIN CARE TREATMENT AND PRODUCT EXPENSE
Cost of products sold                                         16,168        12,397         6,022        2,921         90,337
Salaries                                                     213,054       238,584        49,697       90,023      1,351,352
Employee leasing                                                   -             -                          -        218,745
Payroll taxes                                                      -        16,870             -        6,383        143,005
Physicians fees                                                7,300        20,400             -        6,900        331,784
Rent                                                          64,780        59,860        21,074       21,383        394,600
Advertising                                                    7,970        22,830         1,633        1,994        297,964
Depreciation                                                  26,276        26,224         8,709        8,921         96,413
Consulting                                                                                                            30,010
Other                                                         13,291        36,778         5,229        4,357        167,514
                                                        ------------  ------------   -----------   ----------   ------------

Total                                                        348,838       433,943        92,363      142,882      3,121,725
GENERAL AND ADMINISTRATIVE EXPENSE                         1,604,885     1,571,912       343,403      263,312      8,220,539
INTEREST                                                     300,821       389,056        99,460       70,142      2,150,391
                                                        ------------  ------------   -----------   ----------   ------------

Total Operating Expenses                                   2,254,544     2,394,910       535,225      476,335     13,492,654
                                                        ------------  ------------   -----------   ----------   ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                     (2,218,120)   (2,352,703)     (524,624)    (467,512)   (12,693,606)

PROVISION FOR INCOME TAXES                                         -             -             -            -              -
                                                        ------------  ------------   -----------   ----------   ------------
LOSS FROM CONTINING OPERATIONS                            (2,218,120)   (2,352,703)     (524,624)    (467,512)   (12,693,606)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                      -             -             -            -       (409,717)
                                                        ------------  ------------   -----------   ----------   ------------
NET LOSS                                                $ (2,218,120) $ (2,352,703)  $  (524,624)  $ (467,512)  $(13,103,323)
                                                        ============  ============   ===========   ==========   ============


BASIC LOSS PER COMMON SHARE                             $      (0.00) $      (3.31)  $     (0.00)  $    (0.59)
                                                        ============  ============   ===========   ==========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING
Stated in Thousands                                        9,486,099           710    14,080,191          789
                                                        ============  ============   ===========   ==========



                         The accompanying footnotes are an integral part of this Financial Statement

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


                                                Preferred                              Additional   Accumulated        Total
                                                 Stock           Common Stock            Paid-In     Development    Stockholders'
                                                 Amount        Shares       Amount        Capital    Stage Deficit     Deficit
                                                --------  --------------  ----------    -----------  -------------   ------------
Balance forward December 31, 2001               $     49      31,760,842  $   31,761    $ 6,123,649  $ (10,885,203)  $ (4,729,743)

Shares issued in connection with:
Consulting fees                                              112,095,872     112,096        479,890                       591,986
Loan Fee's                                                         1,780           2          6,228                         6,230
Cash received on exercise of Warrants                          3,539,128       3,539        171,026                       174,565
Securities sold for cash                                         301,300         301         24,699                        25,000
Retirement of debt and interest                                8,801,000       8,801        111,179                       119,980
Officer's stock award                                            209,864         210          3,061                         3,271

Miscellaneous
Costs of funds raised                                                                        (2,391)                       (2,391)
Rounding Shares                                                        1

Shares issued for future transactions
New collateral issues                                        374,500,000     374,500              -                       374,500
Collateral returned                                           (8,802,780)     (8,803)             -                        (8,803)
Notes cancelled on exercised options                          (4,633,332)     (4,633)      (458,700)                     (463,333)

Net loss for the quarter ended March 31, 2002          -               -           -              -       (719,882)      (719,882)
                                                --------  --------------  ----------    -----------  -------------   ------------
Shareholders Equity March 31, 2002                    49     517,773,675     517,774      6,458,640    (11,605,084)    (4,628,620)

Restatement of share value to no par
  Common stock issued                                                       (517,256)       517,256                             -
  Collateral shares issued prior to par
    value change                                                                           (389,448)                     (389,448)

Shares issued in connection with:
Consulting fees                                            1,435,454,476       1,435        676,565                       678,000
Securities sold for cash                                     548,137,933         548        120,452                       121,000
Retirement of debt and interest                            1,070,000,000       1,070        363,430                       364,500

Shares issued for future transactions
New collateral issues                                     12,790,500,000      12,791                                       12,791
Collateral returned                                       (1,070,000,000)    (1,070)                                       (1,070)
Shares issue3d in trust for debenrure offering                13,750,000          14                                           14

Net loss for the quarter ended June 30, 2002           -               -           -              -       (973,614)      (973,614)
                                                --------  --------------  ----------    -----------  -------------   ------------
Shareholders Equity June 30, 2002                     49  15,305,616,085      15,306      7,746,895    (12,578,698)    (4,816,448)

Shares issued in connection with:
Consulting fees                                            1,150,000,000       1,150         83,850                        85,000
Finders fees                                                  30,000,000          30            720                           750
Legal fees                                                    30,000,000          30            970                         1,000
Securities sold for cash                                     840,000,000         840         27,410                        28,250

Shares issued for future transactions
New collateral issues                                      8,800,000,000       8,800                                        8,800
Collateral returned                                                                -                                            -
                                                                                   -                                            -
Prior quarter adjustments for retired debt                                                  (21,250)                      (21,250)
                                                                                                                                -
Net loss for the quarter ended Sept 30, 2002           -               -           -              -       (524,624)      (524,624)
                                                --------  --------------  ----------    -----------  -------------   ------------
Shareholders Equity Sept 30, 2002                     49  26,155,616,085      26,156      7,838,595    (13,103,323)     5,238,522


Common shares issued for future
  consideration
Shares issued as collateral for
  Company obligations                                    (20,910,327,000)    (20,910)             -                       (20,910)
Obligation to purchase shares issued                             (10,378)         (0)      (102,742)                     (102,742)
Shares issued in escrow for Debenture
  Transaction                                                (13,750,000)        (14)                                         (14)
Subscription receivable for shares issued              -      (5,000,000)         (5)       (24,995)             -        (25,000)
                                                --------  --------------  ----------    -----------  -------------   ------------
Total                                                  - (20,929,087,378)    (20,929)      (127,737)             -       (148,666)
                                                --------  --------------  ----------    -----------  -------------   ------------
Shareholders Net Equity Sept 30, 2002           $     49   5,226,528,707  $    5,227    $ 7,710,858  $ (13,103,323)  $  5,387,188
                                                --------  --------------  ----------    -----------  -------------   ------------

                  The accompanying footnotes are an integral part of this Financial Statement

                                                      F-4

                                  WASATCH PHARMACEUTICAL, INC.
                                  (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)


                                                         For the Nine Months Ended        Amounts From
                                                               September 30,              Inception To
                                                       -------------------------------    September 30,
                                                           2002               2001            2002
                                                       ------------       ------------    -------------
Cash Flow from Operating Activities
Net loss                                               $ (2,218,120)      $ (2,352,703)   $ (13,103,322)
Adjustments to reconcile net (Loss) to net cash
used by operating activities:
Depreciation and depletion                                   56,328             57,596          166,573
Depreciation and losses on fixed asset disposals
Clinic assets                                                     -                  -           43,590
Oil and gas assets                                                -                  -            4,189
Loss on disposal of oil and gas properties                                           -          382,933
Expenses paid with common shares                            880,704            416,924        1,955,209
Increase (decrease) in working capital
(Increase) decrease in receivables                          (30,842)            (1,807)        (152,583)
(Increase) decrease in inventory                              7,659           (115,312)        (215,909)
(Increase) decrease in prepaid expenses                    (287,462)             2,358         (290,262)
Increase (decrease) in accounts payable                       8,529             30,118          792,114
Increase (decrease) in accrued interest                     205,267            199,866        1,208,043
Increase (decrease) in other accruals                      (739,277)           203,948          712,714
Common stock exchanged for current assets                   527,038                             527,038
Notes given for deferred compensation                       868,975                  -          868,975
                                                       ------------       ------------    -------------
Net cash used by operating activities                      (721,201)        (1,559,010)      (7,100,699)
                                                       ------------       ------------    -------------
Cash Flow from Investing Activities
Purchase of fixed assets                                     (2,105)           (91,639)        (278,743)
(Increase) decrease in other assets                           2,433             (5,421)         (82,950)
                                                       ------------       ------------    -------------
Net cash provided (used) by investing activities                328             (97,060)       (361,693)
                                                       ------------       ------------    -------------
Cash Flow from Financing Activities
Proceeds from borrowings                                    380,550          1,105,862        5,251,139
Expenses paid by shareholder                                      -                  -           38,323
Repayment of loans                                          (11,152)          (453,122)      (1,428,724)
Proceeds from sale of common shares                         348,815          1,017,950        3,453,133
Capital contributed by shareholder                                -                  -          154,800
Collection of share subscriptions                                 -                  -          141,726
Exercised stock options and warrants                          5,000                  -          130,250
Redemption of common shares                                       -                  -          (20,409)
Cost of raising capital                                      (2,391)           (14,471)        (257,417)
                                                       ------------       ------------    -------------
Net cash provided by financing activities                   720,822          1,656,220        7,462,822
                                                       ------------       ------------    -------------
NET INCREASE (DECREASE) IN CASH                                 (50)               150              430
Balance at beginning of period                                  480                230                -
                                                       ------------       ------------    -------------
Balance at end of period                               $        430       $        380    $         430
                                                       ============       ============    =============

             The accompanying footnotes are an integral part of this Financial Statement

                                                F-5

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

The Statement of Operations for the nine months and the three months ended September 30, 2002 and 2001 and for the period from inception (September 7, 1989) through September 30, 2002, the Statement of changes in Stockholders Deficit for the nine months and the three months ended September 30, 2002 and the Balance Sheet as of September 30, 2002 include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 - CHANGES IN PRESENTATION

Certain financial presentations for the first and second quarter of 2001 have been reclassified to conform to the 2002 presentation.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern. Such principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has not established a source of revenues sufficient to allow it to continue as a going concern. The Company is negotiating an agreement to raise short-term funding and plans to seek long-term funding through a stock offering or private placement. Management believes that sufficient funding will be raised to meet the operating needs of the Company during the remainder of development stage, although historically, the Company has not been able to raise sufficient capital to pay for its current operating needs. Revenues are minimal and substantial losses continue. On September 9, 2002, the Company filed a Chapter 7 federal bankruptcy proceeding to forestall a Writ of Execution that had been filed as a result of a judgment against the Company in the amount of $235,657. (See Part II, Item I Legal Proceedings in the 10QSB) The bankruptcy filing was dismissed November 25, 2002.

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002
                                    Unaudited


Included in the balance sheet at September 30, 2002 are certain prepaid expenses, totaling $290,262 that will be charged to operations in 2002 and 2003.

NOTE 4 - INVENTORIES

Inventories are valued at the lower of average costs or market and are comprised of the following at September 30, 2002:

                Completed treatment kits              $   6,014
                Finished treatment solutions             41,185
                Unfilled Bottles                        131,508
                Shipping supplies                        30,677
                Other supplies                            6,525
                                                      ---------
                      Total                           $ 215,909
                                                      =========


NOTE 5 - INTANGIBLE ASSETS

Intangible assets are valued at the lower of net realizable value to the Company or cost and are comprised of the following at June 30, 2002:

                Trademark application costs            $    33,228
                Product development costs                   42,530
                                                       -----------
                              Total cost                    75,759

                Product development amortization           (42,530)
                                                       -----------

                          Net carrying value           $    33,228
                                                       ===========

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


NOTE 6 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the comparative nine months and the three months ended September 30, 2002 and 2001 and Cumlative Amounts for the period from inception (September 7, 1989) through September 30, 2002 are as follows:

                                  WASATCH PHARMACEUTICAL, INC.
                                  (A Development Stage Company)
                         Notes to the Consolidated Financial Statements
                                       September 30, 2002
                                            Unaudited


                                                                                     Cumulative
                                     Nine Months               Three Months          Amounts To
                                 Ended September 30,       Ended September 30,         Sept 30,
   Expense Description             2002         2001         2002         2001           2002
                               -----------  -----------    ---------    ---------    -----------
Officer's compensation         $   296,500  $   473,800    $  95,000    $ 153,800    $ 2,724,274
Profession services              1,000,126      600,568      170,182       85,423      2,449,349
Employee Compensation               77,474       58,758       36,282       10,786        192,044
Loss on Capital Venture                                                                  500,000
Investor Related Expense             1,645        4,482        1,485        1,650        707,887
Loan & Other Fees                   73,852      170,192        2,118       36,660        274,366
Bad Debts                                                                                 65,849
Depreciation & Amort.               30,052       31,372        8,826       10,639         72,178
Licensing Expense                      409        1,016          109          168         40,409
Public Relations                       199       44,580          199                      90,936
Rent                                31,854       32,588       10,598       10,383         98,686
Travel Expense                      28,960       36,878        4,383        7,410        193,183
Communications Expense              11,357       17,402        2,817        5,474        115,900
Insurance                            1,875        2,135        (616)                      22,459
Postage and Delivery                 6,554       50,698        1,950       11,257         54,306
Payroll Tax Costs                   23,915                     1,717                      83,329
Other                               20,113       47,443         8352        6,434        535,430
                               -----------  -----------    ---------    ---------    -----------
           Total               $ 1,604,885  $ 1,571,912    $ 343,403    $ 340,083    $ 8,220,585
                               ===========  ===========    =========    =========    ===========

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

                          WASATCH PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

NOTE 7 - CONTINGENT COMPENSATION LIABILITY (Continued)

Mr. Heesch and Mr. Giles have agreed that when the Company liquidates these special purpose loans, they will return the compensatory collateral shares to the Company. Mr. Heesch and Mr. Giles also agreed that the Company is not obligated to make any cash payments for these prior obligations when the shares are returned.

NOTE 8 - POTENTIAL LIABILITY

In September, 2001, a Securities Purchase Agreement was entered into between a trust set up by Gary Heesch, CEO and David Giles, CFO and an investment firm. The trust was in possession of 250,000 Class A and 250,000 Class B warrants which entitled the holder to purchase registered common shares of Wasatch Pharmaceutical, Inc. These warrants were transferred to the investment firm which negotiated with Wasatch Pharmaceutical to purchase 500,000 shares of common stock through the exercise of the warrants. The investment firm paid a down payment of $150,000 towards the exercise price of the stock with the balance of the purchase price to be determined by the future market value of the stock. The $150,000 went directly to Wasatch Pharmaceutical, Inc. and was recorded as an advance on future stock purchases in the liability section.

As part of the transaction, the investment firm required that Gary Heesch personally sign a Put Agreement in which Mr. Heesch agreed to repurchase the 500,000 shares at a fixed cash purchase price of $.38 per share. In an Addendum to Put Agreement dated January 7, 2002, Mr. Heesch agreed to repurchase 800,000 shares at $.38 per share for a two month extension on the Put Agreement. Subsequent to the Put Agreement, the market price of the Company's stock fell significantly below the $.38 per share "Put" price. On February 12, 2002, Mr. Heesch was notified by the investment firm that it has elected to sell Mr. Heesch the 800,000 shares at a cash price of $.38 per share or $304,000. When Mr. Heesch was not able to pay the purchase price of $304,000, the investment firm filed a lawsuit against him and subsequently was awarded a judgment against Mr. Heesch in the amount of $308,119.

Because the $150,000 advance went to Wasatch Pharmaceutical, Inc. and Mr. Heesch acted only as a facilitator in the transaction, receiving no personal benefit, the Board of Directors is considering whether to accept the liability on the judgment against Mr. Heesch in the amount of $308,119.

NOTE 9 - SUBSEQUENT COMMON STOCK TRANSACTIONS

On November 18, 2002, the Board of Directors approved the issuance of 3.44 billion shares of restricted common stock to David Giles, CFO, as additional collateral on the outstanding debt owing to him.

As of December 1, 2002, 29,596,122,825 shares of the Company's common stock had been issued and are outstanding. Included in that total is 24,350,327,000 common shares issued that are returnable to the Company if it meets its obligations under existing note and loan agreements and 5,000,000 common shares that have been contracted for and issued without receipt of the final payments of $25,000 on existing stock subscription agreements.

Item 2. Management Discussion And Analysis Of Financial Conditions And Results Of Operations

Forward-Looking Information

         This quarterly report on Form 10-QSB of Wasatch Pharmaceutical, Inc., a Utah corporation (the "Company"), for the nine months ended September 30, 2002, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Overview

         The Company has developed proprietary technology for the treatment of various skin disorders, including acne, eczema, and psoriasis. After successfully completing controlled clinical studies, the company established prototype clinics to duplicate the success rates achieved in the clinical environment and to establish medical, business and administrative procedures that could be duplicated in an Internet network of patients and doctors and Company owned clinics across the country. One prototype treatment clinic is currently in operation in Utah. Although the Company has confirmed the technology through the successful treatment of hundreds of patients and has set up the business and administrative procedures, the clinics have not reached a profitable level due to the lack of funds for advertising and marketing.

         On September 9, 2002, the Company filed for protection under Chapter 7 bankruptcy laws in the United States Bankruptcy Court, District of Utah. This bankruptcy filling was dismissed on November 25, 2002. See Part II, Item 1, Legal Proceedings.

         The Company is also seeking funding to establish an Internet presence, open additional clinics in major metropolitan areas and launch a major advertising and marketing campaign to support each of its business strategies. Based on successful historical models, management concludes that through direct patient treatment on the Internet, working with health insurance companies and HMOs, an advertising campaign and a physician referral program, revenues could be substantially increased utilizing formerly trained employees who have been laid off but have indicated a willingness to return to the Company's employment once funding has been received.

Liquidity And Capital Resources

         At September 30, 2002 the Company had current assets of $659,200, current liabilities of $6,269,000 , which results in a working capital deficit of $5,609,800 that is a $45,600 increase in the deficit that existed at December 31, 2001. The increase in the working capital deficit is due to the Company's additional borrowings and accrued interest on existing debt which is partially offset by continuing investment in prepaid contract services to be utilized in raising capital funds. There was an operating loss of $2,253,120 and $559,600 for the nine-month and three-month periods ended September 30 2002. These operating losses were financed with borrowings and common stock issues.

         There was additional shareholder investment of $348,000 ($121,000 in the third quarter) and common stock issued for goods and services totaling $880,700 ($129,400 in the third quarter.) The Company borrowed $380,550 on short-term obligations during the first nine months of 2002 ($13,650 during the third quarter). During the nine months, notes totaling $345,000 matured but went un-liquidated to default. These notes were foreclosed and under the terms of the indebtedness, 1,078,801,000 shares of the Company's common stock were issued as compensation for the defaulted debt.

         In addition, at September 30, 2002, officers and executives of the company have accumulated unpaid annual compensation totaling $1,355,904, including $868,975 in notes. This represents the annual compensation approved for the management but unpaid as a result of inadequate resources.

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

Results Of Operations

         For the three months ended September 30, 2002, the Company's revenues remained nominal at $10,600. Revenues for the nine months ended September 30, 2002 were $36,400. The Company's operating expenses for its sales unit decreased $68,000 in the first nine months of 2002, as compared to the first nine months of 2001. The comparable third quarter sales unit operations saw the expenses decrease $33,900. The decreases reflect the Company's emphasis on retaining only the essential personnel and resources in anticipation of obtaining funding for the Internet division and the Utah clinics.

         The Company's corporate general and administrative expenses increased $51,300 to $1,623,200 for the three quarters of 2002 when compared to the same quarters of 2001. This stabilized cost level is again reflective of the management drive to retain essential resources while it is seeking capital funds. The G&A for the comparable quarters of 2002 and 2001 increased $98,500 because of increased non-cash stock compensation fees paid in search of long-term funding.

         The Company had a net loss of $559,600 for the third quarter of 2002 as compared to a loss of $467,500 in the same period of 2001. The year to date loss for 2002, when compared to nine months of 2001 decreased due to a large loss in quarter one of 2001 ($1,001,900). Roughly 50% ($880,700) of the year to date loss was funded by issuing common stock for goods and services. The Company anticipates that the losses will continue until it obtains the funding that will enable management to fully implement the Company's business plan.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         As more fully described under Item 3, Legal Proceeding of the 10KSB filed for the year ended December 31, 2001, a default judgment in Kentucky was granted against Wasatch for the amount of $235,657 on a Promissory Note. The judgment was transferred to Utah and the Third District Court in the State of Utah ordered a Sheriff's Sale for May 1, 2002. The Sheriff's Sale was suspended based on a preliminary settlement agreement, however, the parties did not complete the final settlement agreement. A second Sheriff's Sale had been ordered for September 9, 2002.

         On August 1, 2002, a Complaint was filed against Wasatch in the Third District Court in and for the County of Salt Lake, State of Utah as a result of a default in the payment of a Promissory Note for $300,000 that was due September 20, 2001. Gary Heesch, CEO of the Company, signed as a personal guarantor of the Promissory Note. An extension agreement was signed December 21, 2001 which committed Wasatch to pay a total of $400,000 in principal and interest by March 30, 2002 plus provide 400,000 of free trading stock with a value of at least $40,000. Wasatch is in default on this payment and was not able to provide the 400,000 shares of free trading stock. The complaint prays for a judgment on the Note for $440,000, interest at the rate of 24% from June 1, 2001 until paid, a late fee of 10% of the principal amount due on the Note, or $44,000 and Plaintiff's costs and attorney's fees. On September 3, 2002, a Default Judgment was entered in the Third District Court against Wasatch Pharmaceutical, Inc. and Gary Heesch in the amount of $618,977.81.

         On July 1, 2002, a Default Judgment was entered in the Third District Court, State of Utah, Salt Lake County, against Wasatch Pharmaceutical, Inc. in the amount of $7,914.63 for failure to pay for copying costs.

         On July 19, 2002, a Default Judgment was entered in the Third District Court, State of Utah, Salt Lake County, Small Claims Department against American Institute of Skin Care in the amount of $2,334.68 for failure to pay for advertising.

         On August 12, 2002, a Complaint was filed in the Fourth Judicial District Court in Utah County, State of Utah against American Institute of Skin Care for default in lease payments on the Company's clinic in Provo, Utah. The amount of the past due lease payments is $2,900 plus court costs, attorney's fees and penalties of approximately $1,600. On August 23, 2002 a Default Judgment was entered in the Fourth Judicial District Court against Wasatch Pharmaceutical, Inc., aka American Institute of Skin Care in the amount of $6,543.09.

         The Internal Revenue Service and the Utah State Tax Commission have each filed a Notice of Intent to Levy for delinquent payroll taxes owing in the combined amount of $167,659.

         To this date, the Company has not had the resources to fully implement its plan for the development and expansion of its Internet and clinic operations. Due to the lack of working capital, the Company's financial statements contain a "going concern" disclosure, which places into question the Company's ability to continue without substantial increases in revenues or additional long-term financing. At August 31, 2002, the Company was forced to lay off all of its employees because of the shortage of cash flow. On September 9, 2002, the Company filed for relief under Chapter 7 of the federal bankruptcy law. The purpose of the filing was to forestall a Writ of Execution by one creditor who had obtained a judgment against the Company for $235,000 and was in the process of executing on that judgment. On November 25, 2002, the bankruptcy filing was dismissed. The Company is seeking funding, part of which will be used to satisfy this judgment and several other judgments and tax liens which total approximately $1 million. For details of the judgments, see Item I, Legal Proceedings. As funding is received, the Company will enter into negotiations with these creditors to settle or establish payment schedules over time to fulfill its debt obligations. As of the date of this filing, adequate funding has not been received and there are no guarantees that it will.

Item 2.  Changes In Securities

         Unless otherwise noted, the following transactions for the Registrant's third quarter of fiscal 2002 were all classified as the sale or transfer of unregistered securities issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act. All such sales or transfers were without direct or indirect general solicitation or advertising. In addition, to the best of the Registrant's knowledge, the share recipient was sophisticated in financial investments and received a variety of financial and other information from and about the Registrant and had access to the Registrant's reports filed with the Securities and Exchange Commission.

         On August 28, 2002, 300 million restricted common shares were issued to Mr. Gary Heesch, CEO of the Registrant, for past services and obligations. These shares were then pledged as collateral on a $10,000 loan made to Mr. Heesch personally and then the loan proceeds were transferred directly to the Company. The Company assumed the loan obligations on the same terms and conditions that Mr. Heesch was committed.

         On August 13, 2002, the Company went into default on a $100,000 loan which had originally been made to Gary Heesch, but had been assumed by the Company when the funds were received directly by the Company. A total of 1 billion shares of restricted common stock had been pledged as collateral on the loan. As of the date of this filing, the lender had not given notice of foreclosure on the 1 billion shares which are being held by the lender.

         The Registrant agreed to compensate, with shares of common stock, a management consultants for his loyal and valuable services performed during the past several years. Due to the results oriented nature of the work, the benchmark for recognizing and establishing the value of their loyal services was not determinable. In the third quarter of 2002, management concluded that it should recognize his loyalty and contributions of the past. Consequently, the Registrant and the consultants agreed that the fair value for these prior services was $55,000. The following shares of the Company's common stock were issued as compensation:

         o On August 28, 2002, the Registrant issued 500 million shares of the Registrant's restricted common stock.

         o On September 3, 2002, the Registrant issued 50 million shares of the Registrant's restricted common shares.

In 1st quarter, 2002, the Registrant issued 310 million restricted shares of its common stock to Gary Heesch, CEO, Dave Giles, CFO, and Robert Arbon, Director of the Registrant, as security on unpaid compensation. The total compensation owing to the aforementioned three officers was $870,300. A nominal value was used to record the shares of common stock collateral because they are issued as security for future payments that are contingent upon the Company achieving profitability and a positive cash flow. Due to declining stock values during the 2nd quarter, the Registrant issued an additional 2.85 billion Company common shares to Mr. Heesch and 2,85 billion shares to Mr. Giles as security on this debt. During the 3rd quarter, the Registrant issued an additional 2 billion common shares to Mr. Heesch and 2 billion common shares to Mr. Giles. On November 18, 2002, the Board of Directors voted to issue 3.44 billion common shares to David Giles as additional collateral on this debt. These additional shares were also recorded at a nominal value.

         Under the terms of a Promissory Note for $300,000 dated June 20, 2001 and due December 16, 2001, the Registrant was obligated to issue restricted common shares of the Company as collateral for the loan and to maintain a value for these collateral shares equal to twice the amount of the $300,000 principal value of the loan. Through the 1st quarter 2002, the Registrant had issued 39.5 million restricted common shares to fulfill this collateral share value obligation. During the 2nd quarter, the market value of the common stock declined significantly going from a high of $.01 to a low of $.0001. Due to this significant decline in market value, the Registrant issued an additional 4,965,500,000 collateral shares. During the 3rd quarter, the Registrant issued an additional 4.5 billion of common stock collateral shares. These shares were recorded at a nominal value.

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

         A Form 8-K was filed October 28, 2002 to report that on September 9, 2002, the Company had filed a Chapter 7 bankruptcy filing. The Company announced its intent to seek a dismissal of the bankruptcy filing.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WASATCH PHARMACEUTICAL, INC.


Dated:   December 1,  2002



By: /s/ David K. Giles
   -----------------------------------------------
David K. Giles
Chief Financial Officer & Corporate Secretary